Form 10-Q
period 2021-09-30
Wejo Group Ltd
filed 2021-11-26
CIK 1864448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-41091

Wejo Group Limited

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Canon’s Court 22 Victoria Street Hamilton HM12, Bermuda
(Address of principal executive offices)	(Zip Code)

+44 8002 343065

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.001 par value	WEJO	NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common shares at an exercise price of $11.50 per share	WEJOW	NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 22, 2021, there were 93,950,205 Common Shares, $0.001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding the Company’s strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “target,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements include, but are not limited to, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those markets, (ii) the degree of market acceptance and adoption of the Company’s products and services, (iii) the Company’s ability to develop innovative products and services and compete with other companies engaged in the automotive technology industry and (iv) the Company’s ability to attract and retain customers. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Forward-looking statements speak only as of the date they are made. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. The Company does not give any assurance that the Company will achieve its expectations. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	The projected financial information, anticipated growth rate and market opportunity of the Company;
●	The ability to obtain or maintain the listing of the Company’s Common Shares and Company warrants on the NASDAQ;
●	The Company’s public securities’ potential liquidity and trading;
●	The Company’s ability to raise financing in the future;
●	The Company’s success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	The impact of the regulatory environment and complexities with compliance related to such environment, including compliance with restrictions imposed by federal law and data/privacy law in “internet of things” milieu; and
●	Factors relating to the business, operations and financial performance of the Company and its subsidiaries.

FINANCIAL STATEMENT PRESENTATION

The registrant was incorporated by Wejo Limited under the laws of Bermuda on May 21, 2021 for the purpose of effectuating the business combination with Virtuoso Acquisition Corp. Prior to the business combination, Wejo Group Limited had no material assets and did not operate any businesses. The business combination resulted in Wejo Group Limited acquiring, and becoming the successor to, Wejo Limited. Simultaneously, it completed the combination with the public shell company, Virtuoso Acquisition Corp., with an exchange of the shares and warrants issued by Wejo Group Limited for those of Virtuoso Acquisition Corp., which was treated as a recapitalization. Following the business combination, Wejo Limited and Virtuoso Acquisition Corp. are wholly owned subsidiaries of Wejo Group Limited.

Wejo Limited

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$8,611	$14,421
Accounts receivable, net	930	688
Prepaid expenses and other current assets, including due from related party of $1,079 and nil, respectively (Note 4)	12,577	6,053
Total current assets	22,118	21,162
Property and equipment, net (Note 4)	603	320
Intangible assets, net (Note 4)	9,917	10,946
Total assets	$32,638	$32,428
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable, including due to related party of nil and $2,407, respectively	$7,282	$4,890
Accrued expenses and other current liabilities (Note 4)	20,957	9,891
Advanced subscription agreement, including due to related party of nil and $4,333, respectively (Note 8)	—	8,098
Debt to related parties (Note 14)	34	10,129
Total current liabilities	28,273	33,008
Non-current liabilities:
Convertible loan notes (Note 9)	8,809	6,130
Derivative liability (Note 9)	126,927	34,982
Long term debt, net of unamortized debt discount and debt issuance costs (Note 10)	26,313	—
Other non-current liabilities	—	84
Total liabilities	190,322	74,204
Commitments and contingencies (Note 13)
Shareholders’ deficit: (Note 6)
Ordinary shares, £0.01 nominal value, 6,232,305 and 6,083,872 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020	89	87
B Ordinary shares, £0.01 nominal value, 5,476,837 and 5,296,549 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020	70	67
Additional paid in capital	146,768	104,799
Accumulated deficit	(308,678)	(146,770)
Accumulated other comprehensive income	4,067	41
Total shareholders’ deficit	(157,684)	(41,776)
Total liabilities and shareholders’ deficit	$32,638	$32,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wejo Limited

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, other than per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net (Note 5)	$351	$313	$1,198	$836
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,422	265	3,764	1,139
Technology and development	7,446	3,191	13,941	6,289
Sales and marketing	5,233	808	11,372	4,109
General and administrative	6,106	1,560	14,055	6,385
Depreciation and amortization	1,108	1,050	3,263	3,297
Total costs and operating expenses	21,315	6,874	46,395	21,219
Loss from operations	(20,964)	(6,561)	(45,197)	(20,383)
Loss on issuance of convertible loan notes	—	—	(44,242)	—
Change in fair value of derivative liability (Note 3)	(1,637)	(3,138)	(58,253)	(3,138)
Change in fair value of advanced subscription agreements, including related party of $155, $(861), $(3,665) and $(188), respectively (Note 3)	288	(723)	(6,477)	693
Interest expense	(2,954)	(919)	(7,271)	(1,346)
Other (expense) income, net	(383)	639	(468)	1,289
Net loss	(25,650)	(10,702)	(161,908)	(22,885)
Other comprehensive loss:
Foreign currency exchange translation adjustment	3,591	(238)	4,026	(583)
Total comprehensive loss	$(22,059)	$(10,940)	$(157,882)	$(23,468)
Net loss per ordinary share - basic and diluted (Note 11)	$(2.22)	$(0.95)	$(14.14)	$(2.02)
Weighted-average basic and diluted ordinary shares	11,542,639	11,324,677	11,453,864	11,324,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wejo Limited

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

(in thousands, except share amounts)

					Additional		Other
	Ordinary Shares		B Ordinary Shares		Paid in	Subscription	Comprehensive	Accumulated	Shareholders’
	Shares	Value	Shares	Value	Capital	Receivable	Income (Loss)	Deficit	Deficit
Balance at December 31, 2020	6,083,872	$87	5,296,549	$67	$104,799	$—	$41	$(146,770)	$(41,776)
Debt discount related to beneficial conversion feature of convertible loan notes (Note 9)	—	—	—	—	16,961	—	—	—	16,961
Unrealized loss on foreign currency translation	—	—	—	—	—	—	(324)	—	(324)
Net loss	—	—	—	—	—	—	—	(79,433)	(79,433)
Balance at March 31, 2021	6,083,872	87	5,296,549	67	121,760	—	(283)	(226,203)	(104,572)
Debt discount related to beneficial conversion feature of convertible loan notes (Note 9)	—	—	—	—	10,263	—	—	—	10,263
Unrealized gain on foreign currency translation	—	—	—	—	—	—	759	—	759
Net loss	—	—	—	—	—	—	—	(56,825)	(56,825)
Balance at June 30, 2021	6,083,872	87	5,296,549	67	132,023	—	476	(283,028)	(150,375)
Unrealized loss on foreign currency translation	—	—	—	—	—	—	3,591	—	3,591
Conversion of advanced subscription agreements into ordinary shares	148,433	2	180,288	3	14,745	—	—	—	14,750
Net loss	—	—	—	—	—	—	—	(25,650)	(25,650)
Balance at September 30, 2021	6,232,305	$89	5,476,837	$70	$146,768	$—	$4,067	$(308,678)	$(157,684)
Balance at December 31, 2019	6,028,128	$86	5,296,549	$67	$94,315	$(1,004)	$2,261	$(91,895)	$3,830
Proceeds received for B Ordinary Shares	—	—	—	—	—	1,004	—	—	1,004
Unrealized loss on foreign currency translation	—	—	—	—	—	—	(359)	—	(359)
Net loss	—	—	—	—	—	—		(5,523)	(5,523)
Balance at March 31, 2020	6,028,128	86	5,296,549	67	94,315	—	1,902	(97,418)	(1,048)
Unrealized gain on foreign currency translation	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	(6,660)	(6,660)
Balance at June 30, 2020	6,028,128	86	5,296,549	67	94,315	—	1,916	(104,078)	(7,694)
Unrealized loss on foreign currency translation	—	—	—	—	—	—	(238)	—	(238)
Net loss	—	—	—	—	—	—		(10,702)	(10,702)
Balance at September 30, 2020	6,028,128	$86	5,296,549	$67	$94,315	$—	$1,678	$(114,780)	$(18,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wejo Limited

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(161,908)	$(22,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	4,230	427
Loss on issuance of convertible loans	44,242	—
Gain on disposal of property and equipment	(4)	—
Depreciation and amortization	3,263	3,297
Non-cash loss (gain) on foreign currency remeasurement	527	(51)
Changes in fair value of advanced subscription agreements	6,477	(693)
Changes in fair value of derivative liability	58,253	3,138
Changes in operating assets and liabilities:
Accounts receivable	(244)	(217)
Prepaid expenses and other current assets	3,662	(65)
Accounts payable	5,171	1,424
Accrued expenses and other liabilities	6,404	(631)
Net cash used in operating activities	(29,927)	(16,256)
Investing activities
Purchases of property and equipment	(482)	(58)
Development of internal software	(2,136)	(1,965)
Net cash used in investing activities	(2,618)	(2,023)
Financing activities
Proceeds from issuance of ordinary shares, net of issuance costs	—	1,004
Proceeds from issuance of advanced subscription agreements, net of issuance costs	—	349
Proceeds from issuance of convertible loans	16,222	11,753
Payment of issuance costs of convertible loans	(1,004)	—
Proceeds from other loan	—	84
Net proceeds from issuance of long-term debt	25,631	—
Payment of issuance costs of long-term debt	(638)	—
Repayment of other loan	(84)	—
Proceeds from issuance of related party debt	—	10,060
Repayment of related party debt	(10,143)	—
Payment of deferred financing costs	(3,148)	—
Net cash provided by financing activities	26,836	23,250
Effect of exchange rate changes on cash	(101)	(208)
Net (decrease) increase in cash	(5,810)	4,763
Cash at beginning of period	14,421	1,295
Cash at end of period	$8,611	$6,058
Non-cash financing activities
Property and equipment purchases in accounts payable	$40	$—
Advanced subscription agreements converted into ordinary shares	$14,750	$—
Deferred offering costs included in accounts payable and accrued expenses	$5,392	$—
Convertible note issued through settlement of accounts payable and recognition of prepaid revenue share costs	$4,714	$—
Supplemental cash flow information
Interest paid	$863	$524

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wejo Limited

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Nature of the Business

Wejo Limited (“the Company” or “Wejo”) is a private limited liability company incorporated under the laws of England and Wales on December 13, 2013. Wejo is an early leader in the connected vehicle data market. Connected vehicles contain hundreds of data sensors, emitting information such as location, speed, direction and events such as braking, temperature and weather conditions. This data creates intelligence, in near real- time and historically, that is unavailable from any other source.

The Company ingests and standardizes this data, mainly in the United States and Europe at this time, through its proprietary data exchange platform (“Wejo ADEPT” or “ADEPT”). The Company’s products enable customers such as departments of transportation, retailers, construction firms and research departments to unlock unique insights about journeys, cities, electric vehicle usage, safety and more. Over the next two to three years, the Company expects to expand its platform to ingest data globally, and to expand into additional marketplaces as well as providing business insights to its Original Equipment Manufacturer (“OEM”) preferred partners.

The Company is comprised of eight wholly-owned subsidiaries. The Company’s primary office is located in Manchester, England. In addition to its primary office, Wejo Concierge UK Ltd, and Rewardrive Ltd., are also located in the United Kingdom (the “U.K.”), Wejo EU is located in Ireland, Wejo Group Ltd. (“Wejo Group”) is located in Bermuda, and Wejo California Corp., Wejo Data Services Inc., Wejo Services Inc., and Wejo Inc. are located in the United States (the “U.S.”).

Products and services

The Company partners with the world’s leading automotive manufacturers to standardize connected car data through the Wejo ADEPT platform, including traffic intelligence, analysis of high frequency vehicle movements and analysis of common driving events and trends. For  customers and marketplaces, the Company will provide insights, solutions and analytics through software and visualization tools available for license and subscription by its customers.

Wejo ADEPT is a cloud-based data exchange platform that makes sharing and accessing vast volumes of connected car data simple by removing the barriers and maximizing the intrinsic value in car data for drivers, vehicle manufacturers and other adjacent businesses. The Wejo ADEPT platform interfaces with the electronic data within vehicles from manufacturers which have agreed to use the platform. This data can be utilized by the manufacturers as well as other private and public sector businesses in order to create advanced analysis, machine learning and rapid insights. The Wejo ADEPT platform also includes flexible implementation options and adaptable interfaces to ensure a successful and rapid roll out across territories. In addition, Wejo ADEPT’s compliance wrappers support legal and legislative assurance, including country, federal, state and local variations.

Wejo ADEPT is hosted by cloud data centers, and as a function of this central hosting, the ADEPT platform operates in a multi-tenancy environment, that standardizes vehicle data. The end users of the Wejo ADEPT platform can only access  data through a licensing agreement and do not have the ability to take possession of the software itself.

The Company has two primary areas of service, Data Marketplace and Automotive Business Insight Solutions (SaaS). Each product line utilizes the Company’s exclusive, proprietary dataset that is derived from the vehicle sensors of the connected vehicles of its OEM partners. In the Data Marketplace, the Company offers licenses for the use of data and licenses software analytical tools that interpret the dataset to customers. In the Automotive Business Insight Solutions (SaaS) business, the Company offers licenses of software analytical tools to OEMs and their direct ecosystem (suppliers, distributors, partners) that interpret the dataset to improve the management of their operations and support the improvement of the automotive customers’ experience.

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

As is common to early-stage companies with limited operating histories, the Company is subject to risks and uncertainties such as its ability to influence the connected vehicle market; invest in technology, resources and new business capabilities; maintain and grow the customer base; secure additional capital to support the investments needed for its anticipated growth; comply with governing laws and regulations; and other risks and uncertainties. To manage these risks and uncertainties while growing as expected, the Company will make significant investments and will therefore need to raise substantial capital during its loss- making period.

The Company has incurred operating losses and negative cash flows from operations since inception. The Company expects to continue to incur losses and negative cashflows from operations for the foreseeable future as it continues to develop its product offerings. As the Company makes investments to increase the markets and customers it serves, the operating losses are expected to increase until the Company reaches the necessary scale to generate cash profits from operations. The Company has historically relied on private equity offerings and debt financings, and to a limited extent revenue from customers to fund its operations. As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $308.7 million and $146.8 million, respectively. Net losses incurred for the nine months ended September 30, 2021 and year ended December 31, 2020 amounted to $161.9 million and $54.9 million, respectively.

As of September 30, 2021, the Company had cash of $8.6 million. In the fourth quarter of 2021, the Company issued further notes in a principal amount of $7.5 million under the Loan Note Instrument. In November 2021, the Company completed the business combination (see Note 15), which raised $178.8 million. This consisted of $230.0 million cash received in the trust, less redemptions of $132.8 million, and $128.5 million, through a Private Investment in Public Entity (“PIPE”) investment, net of expenses of $46.9 million. The $178.8 million in proceeds were offset by a payment of $75.0 million from the Company to Apollo as stipulated in the Forward Purchase Transaction (see Note 15). After considering the fund raising described above, the Company believes that it has sufficient cash on hand to support the Company’s operating expenses and capital requirements through at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Wejo Limited and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheets as of September 30, 2021, and the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, condensed consolidated statements of shareholders’ deficit for the three and nine months ended September 30, 2021 and 2020, and statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes included elsewhere in the prospectus filed on October 18, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements and accompanying notes include, but are not limited to, the fair value of the Company’s ordinary shares, derivative liability, advanced subscription agreements, income taxes, software development costs and the estimate of useful lives with respect to developed software. Although the Company believes that its estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to ordinary shareholders by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per ordinary share after giving consideration to all potentially dilutive ordinary shares, including warrants and share options, outstanding during the period determined using the treasury-share and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential ordinary shares have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. As an emerging growth company (“EGC”), the Company will adopt the guidance with nonpublic entities during the annual reporting periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements.

In June 2019, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 (collectively, “Topic 326”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For non-public companies, Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of its pending adoption of Topic 326 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning April 1, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements and related disclosures.

3.  Fair Value Measurement

Liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, consisted of the following as of September 30, 2021 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability (Note 9)	$—	$—	$126,927	$126,927
Total	$—	$—	$126,927	$126,927

Liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, consisted of the following as of December 31, 2020 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Advanced subscription agreements (Note 8)	$—	$—	$8,098	$8,098
Derivative liability (Note 9)	—	—	34,982	34,982
Total	$—	$—	$43,080	$43,080

There were no transfers into or out of Level 3 instruments and/or between Level 1 and Level 2 instruments during the three and nine months ended September 30, 2021 and 2020.

The following table provides a roll forward of the aggregate fair value of the Company’s Advanced Subscription Agreements (“ASAs”) and derivative liability (in thousands):

	ASAs	Derivative Liability
Balance as of December 31, 2020	$8,098	$34,982
Initial fair value of derivative liability	—	36,870
Change in estimated fair value	6,477	58,253
Conversion of ASAs into ordinary shares and B ordinary shares	(14,750)	—
Foreign currency translation loss (gain)	175	(3,178)
Balance as of September 30, 2021	$—	$126,927

The changes in estimated fair value are recorded in the condensed consolidated statements of operations and comprehensive loss and the foreign currency translation losses are recorded in the foreign currency translation adjustment in other comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. The ASAs and derivative liability were valued using a scenario-based analysis. Five primary scenarios were considered: qualified financing, unqualified financing, merger or acquisition, held to maturity, and insolvency. The value of the ASAs and derivative liability under each scenario were probability weighted to arrive at their respective estimated fair values.

The following table summarizes the significant unobservable inputs that are included in the valuation of the derivative liability as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Input Value or	Weighted	Input Value or	Weighted
Unobservable Inputs	Range	Average (1)	Range	Average (1)
Probability of scenarios:
Qualified financing	3.4%	3.4%	20.0%	20.0%
Nonqualified financing	5.0%	5.0%	5.0%	5.0%
Merger or acquisition	91.6%	91.6%	70.0%	70.0%
Held to maturity	0.0%	0.0%	5.0%	5.0%
Insolvency	0.0%	0.0%	0.0%	0.0%
Timing of scenarios:
Derivative liability	0.2 years	0.2 years	0.3 years	0.3 years
Estimated volatility	30.0%	30.0%	50.0%	50.0%
Risk-free rate	0.2%	0.2%	0.6%	0.6%
Discount rate	26.5%	26.5%	26.8%	26.8%
Value of ordinary share	$44.09	$44.09	$25.04	$25.04

The following table summarizes the significant unobservable inputs that are included in the valuation of the ASAs as of December 31, 2020:

	December 31, 2020
	Input Value or	Weighted
Unobservable Inputs	Range	Average (1)
Probability of scenarios:
Qualified financing	20.0%	20.0%
Nonqualified financing	5.0%	5.0%
Merger or acquisition	70.0%	70.0%
Held to maturity	5.0%	5.0%
Insolvency	0.0%	0.0%
Timing of scenarios:
Advanced subscription agreements	0.8 - 1.0 years	0.8 years
Estimated volatility	50.0%	50.0%
Risk-free rate	0.6%	0.6%
Discount rate	26.8%	26.8%
Value of ordinary share	$25.04	$25.04
(1)	Unobservable inputs were weighted by the relative fair value of the respective liability and the period end/year-end probabilities of the five scenarios.

Changes in the unobservable inputs noted above would impact the amount of the respective liability. For the respective liability, increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

4.  Balance Sheet Details

Prepaid and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Deferred offering costs	$8,314	$—
Prepayments	2,020	1,001
Prepaid revenue share costs to a related party	1,079	—
VAT recoverable	929	425
Research and development expenditure credit receivable	62	331
Insurance receivable	—	4,000
Other current assets	173	296
	$12,577	$6,053

Insurance receivable represents the insurance compensation for a claim incurred in 2019. See accrued expenses and other liabilities table below for the offsetting insurance accrual as of December 31, 2020 and Note 13 for information regarding the claim.

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Office equipment	$1,217	$715
Furniture and fixtures	36	36
Total property and equipment	1,253	751
Less accumulated depreciation	(650)	(431)
Property and equipment, net	$603	$320

Depreciation expense was $0.1 million, $0.2 million, $0.1 million and $0.2 million for the three and nine months ended September 30, 2021 and 2020, respectively.

Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2021
	Gross	Accumulated	Net
	Book Value	Amortization	Book Value
Data sharing agreement	$10,502	$(4,166)	$6,336
Internally developed software	14,317	(10,736)	3,581
	$24,819	$(14,902)	$9,917

	As of December 31, 2020
	Gross	Accumulated	Net
	Book Value	Amortization	Book Value
Data sharing agreement	$10,653	$(3,085)	$7,568
Internally developed software	12,386	(9,008)	3,378
	$23,039	$(12,093)	$10,946

The foreign currency exchange difference related to the gross book value of the data sharing agreement as of September 30, 2021 compared to December 31, 2020 was $0.2 million. Amortization expense was $0.4 million, $1.2 million, $0.4 million and $1.1 million for the three and nine months ended September 30, 2021 and 2020, respectively, with $0.1 million of foreign currency exchange differences in accumulated amortization as of September 30, 2021 compared to December 31, 2020.

Amortization for internally developed software was $0.7 million, $1.9 million, $0.7 million and $2.1 million for the three and nine months ended September 30, 2021 and 2020, respectively.

The Company did not recognize any intangible asset impairment losses for the three and nine months ended September 30, 2021 and 2020.

The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year Ended December 31,
2021(excluding the nine months ended September 30, 2021)	$1,017
2022	3,320
2023	2,360
2024	1,760
2025	1,460
$9,917

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Professional fees	$9,216	$1,080
Compensation and benefits	5,401	2,076
Accrued interest	3,092	1,026
Development and technology	1,887	355
Marketing and commissions	271	131
Claim accrual	—	4,000
Other liabilities	1,090	1,223
	$20,957	$9,891

See prepaid and other current assets table above for the offsetting insurance receivable as of December 31, 2020 and Note 13 for information regarding the claim.

5.  Revenue from Customers

Connected Vehicle Data Marketplace

The Company’s customer agreements include one or a combination of the following contractual promises for a fixed contractual fee: i) the supply of specified connected vehicle data and derived insights through the Wejo ADEPT platform made available via a secured access to the Wejo ADEPT platform or via a web-based portal; ii) the granting of a nontransferable license to use the specified data in the manner described in each customer agreement; and iii) Wejo ADEPT Platform set up and connectivity services. The Company assessed the customer agreements under Accounting Standards Codification (“ASC”) 606 and determined that the above contractual promises collectively represent one distinct performance obligation.

The transaction price is comprised of the contractual fixed fee specified in each customer agreement and is allocated to the single performance obligation. The Company recognizes revenue when the performance obligation is satisfied through the fulfillment of the contractual promises. The performance obligation is generally fulfilled by the Company providing access to the specified data either throughout the duration of each customer agreement’s contractual term or upon delivery of a one-time batch of historic data. The Company may deliver data and the license without supplying connectivity services. As such, the Company generally recognizes revenue for customers with a contractual agreement to provide data over a period ratably over the term of the contract which is typically one year. The Company recognizes revenue for historic batches of data to the customer upon delivery of such data. Standard payment terms are 14 days from the date of the invoice which is typically sent to the customer monthly or upon delivery of the one-time historic batch of data.

In arrangements where another party (i.e. OEMs) is involved in providing specified services to a customer, the Company evaluates whether it is the principal or agent. In this evaluation, the Company considers if it obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, and discretion in establishing price. Pursuant to the terms of the Data Sharing Agreements, certain rights retained by the OEMs over the connected vehicle data being supplied to the customers were determined to provide the OEMs with control over the data and the Company has determined it acts as the agent in this arrangement and recognizes revenue on a net basis. During the three and nine months ended September 30, 2021 and 2020, the Company has recognized a reduction of revenue of $0.8 million, $2.5 million, $0.6 million and $1.6 million, respectively, arising from revenue sharing with the Company’s OEM partners.

During the three months ended September 30, 2021 and 2020, the Company had two customers that individually generated 10.0% or more of the Company’s revenue for the respective period. The two significant customers generated 21.0% and 18.8% of the Company’s gross revenue during the three months ended September 30, 2021. For the three months ended September 30, 2020, the Company has two customers that generated 19.8% and 18.7% of the Company’s revenue. In addition, the revenue recognized over time and at a point in time was approximately 40% and 60% during the three months ended September 30, 2021 and 70% and 30%, during the three months ended September 30, 2020.

During the nine months ended September 30, 2021 and 2020, the Company had two customers that individually generated 10.0% or more of the Company’s revenue for the respective period. One of the two significant customers during the nine months ended September 30, 2021 was also a significant customer during the nine months ended September 30, 2020. The two significant customers in the nine months ended September 30, 2021 generated 17.0% and 12.7% of the Company’s gross revenue during the nine months ended September 30, 2021. The two significant customers in the nine months ended September 30, 2020 generated 23.0% and 12.6% of the Company’s revenue. In addition, the revenue recognized over time and at a point in time was approximately 56% and 44% during the nine months ended September 30, 2021 and 75% and 25%, during the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2020, the Company earned the majority of its revenue from the Data Marketplace product line as Automotive Business Insight Solutions (SaaS) revenue was immaterial and earned 100%of its revenue within the U.S. For the three and nine months ended September 30, 2021, the Company earned the majority of its revenue from the Data Marketplace product line as Automotive Business Insight Solutions (SaaS) revenue was immaterial and earned approximately 98% and 97% of its revenue within the U.S., respectively. The country in which the revenue is generated is based on the address of the ultimate customer utilizing the data provided.

6.  Shareholders’ Deficit

Ordinary Shares

As of September 30, 2021, the Company was prevented from adopting or entering into a plan of complete or partial liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization of the Company or any of its subsidiaries until the closing of the business combination (see Note 15).

The Ordinary, A Ordinary, and B Ordinary shares are separate classes of shares but rank pari passu in all respects. No A Ordinary shares are outstanding from an accounting perspective as of September 30, 2021 or December 31, 2020. See Note 7 for outstanding options to purchase A Ordinary shares.

The Company has the following number of shares issued and outstanding by class as of:

	September 30,	December 31,
	2021	2020
Ordinary shares	6,232,305	6,083,872
Ordinary A shares	—	—
Ordinary B shares	5,476,837	5,296,549
	11,709,142	11,380,421

Warrants

The Company has issued equity instruments in the form of warrants issued in connection with the allotment of ordinary shares to investors since 2015. There were no issuances of warrants for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020 there were 841,511 outstanding warrants to purchase the Company’s ordinary shares, of which 726,678 were exercisable as of each year end and 114,833 are only exercisable upon an Exercisable Event (see Note 7). The 726,678 warrants exercisable at each period end and the 114,833 warrants exercisable upon an Exercisable Event have a weighted-average exercise price of $9.82 and $9.66 per warrant, respectively. All outstanding warrants were exercised and exchanged for 613,965 shares of the Company and were ultimately exchanged for 1,967,193 shares of Wejo Group as part of the business combination (see Note 15).

7.  Share-Based Compensation

Enterprise Management Incentive Plan

In 2013, the Company established the Enterprise Management Incentive Plan (the “EMI Plan”) in order to issue equity awards to its employees and directors of the Company in the form of options to purchase either Ordinary or A Ordinary shares as a means to secure the benefits arising from capital share ownership. EMI Plans are tax-advantaged employee share option schemes designed for small and medium-sized companies in the U.K. The purposes of the EMI Plan are to promote the long-term financial interests and growth by attracting, retaining and motivating participants by means of growth-related equity incentives to achieve long-term goals and to align the interests of the participants under the EMI Plan with those of the shareholders of the Company through opportunities for share-ownership in the Company.

The EMI Plan is administered by the Board and each option is set forth in writing in an option agreement, duly executed by the Company and, to the extent required by law or requested by the Company, by the participant. The exercise prices, vesting and other restrictions are determined by the Board, except that the exercise price per share must be at least equal to the lesser of the fair market value (“FMV”) per share of Ordinary share on the option grant date or £0.00001. Shares reserved for issuance that are cancelled or terminated without having been exercised will again be available for issuance under the EMI Plan. As of December 31, 2018, the Company failed to meet the EMI gross assets requirement as its gross assets exceeded £30.0 million ($40.4 million at September 30, 2021), and therefore, no longer qualified to issue options under the EMI Plan. Under the EMI Plan, the Company granted Employee Share Options to purchase A Ordinary shares and Ordinary shares that only vest and become exercisable upon (i) the sale of the whole business or assets of the Company; (ii) a takeover of the Company by an outside source; or (iii) the first occasion on which ordinary shares in the capital of the Company are permitted to be traded or dealt in on a relevant market (“Exercisable Event”). These events were not determined to be probable of occurring as of September 30, 2021. As such, the Company has not recognized any compensation costs related to the awards. A summary of the changes in the Company’s Employee Share Options issued under the EMI Plan during the nine months ended September 30, 2021 are as follows:

Weighted
Average
		Weighted	Remaining
	Number of	Average Strike	Contractual	Aggregate
	Units	Price	Term	Intrinsic Value
Option to purchase A Ordinary Shares	Outstanding	per Unit	(in years)	(in thousands)
Outstanding at December 31, 2020	710,431	$0.20	7.7	$11,910
Granted	—	$—
Exercised	—	$—
Forfeited	(6,000)	$0.20
Outstanding at September 30, 2021	704,431	$0.20	7.0	$27,389
Exercisable at September 30, 2021	—	$—	—	$—

Weighted
Average
		Weighted	Remaining
	Number of	Average Strike	Contractual	Aggregate
	Units	Price	Term	Intrinsic Value
Option to purchase Ordinary Shares	Outstanding	per Unit	(in years)	(in thousands)
Outstanding at December 31, 2020	9,724	$15.26	2.0	$73
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2021	9,724	$15.26	2.0	$260
Exercisable at September 30, 2021	—	$—	—	$—

The Company did not grant any options under the EMI Plan during the three and nine months ended September 30, 2021 and 2020.

Articles of Association

Subsequent to December 31, 2018, the Company issued options to purchase A Ordinary shares under its Articles of Association, as it no longer qualified to issue options under the EMI Plan. The options issued under the Articles of Association also only become exercisable upon an Exercisable Event, but unlike the options issued under the EMI Plan which expire 10 years after issuance, the options issued under the Articles of Association do not have an expiration date.

	Number of	Weighted Average	Aggregate
	Units	Strike Price	Intrinsic Value
Option to purchase A Ordinary Shares	Outstanding	per Unit	(in thousands)
Outstanding at December 31, 2020	5,357,679	$0.27	$64,431
Granted	—	$—
Exercised	—	$—
Forfeited	(16,047)	$0.24
Outstanding at September 30, 2021	5,341,632	$0.27	$178,972
Exercisable at September 30, 2021	—	$—	$—

The Company did not grant any options under the Articles of Association during the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021, there was $8.4 million of unrecognized compensation cost related to options issued collectively under the EMI Plan and Articles of Association. The unrecognized compensation cost will be recognized upon an Exercisable Event becoming probable of occurring. All outstanding options were exercised and exchanged for 702,839 shares of the Company and were ultimately converted into 2,111,666 Wejo Group shares as part of the business combination (see Note 15).

8.  Advanced Subscription Agreements

Between September 2019 and March 2020, the Company entered into ASAs with future investors resulting in gross proceeds of £5.6 million (approximately $7.1 million), of which £0.3 million (approximately $0.3 million) was received during the nine months ended September 30, 2020. The Company elected to account for the ASAs using the fair value option, pursuant to which, the associated liability was recorded at fair value and subsequently remeasured to fair value at each reporting date. During the three and nine months ended September 30, 2021 and 2020, the Company recognized a gain of $0.3 million, a loss of $6.5 million, a loss of $0.7 million and a gain of $0.7 million, respectively, in the unaudited condensed consolidated statements of operations and comprehensive loss related to the change in the estimated fair value of the ASAs (see Note 3).

The holders of the ASAs have the following rights:

Automatic Conversion Feature

Upon issuance of the ASAs, the occurrence of either a Series C round financing or share sale triggering a change of control, the principal will automatically convert at an amount equal to 75.0% of the share price paid by the investors in the financing, but not exceed the valuation cap of £26.45 per share ($36.78 per share at July 31, 2021) for certain investors who participated in the ASA. If neither the Series C round financing or any share sale triggering a change of control has occurred by December 31, 2020 (the “Long Stop Date”), the principal will automatically convert into ordinary shares of the Company at a prevailing price of £14.54 per ordinary share ($20.22 per share at July 31, 2021). In 2020, under the amendment to the ASAs, certain holders agreed to extend the Long Stop Date to July 31, 2021. On July 31, 2021, all outstanding ASAs converted into 328,730 ordinary shares of the Company based on the amended Long Stop Date and were ultimately converted into 1,053,273 shares of Wejo Group as part of the business combination (see Note 15).

9.  Convertible Loans

In July 2020, the Company executed the Convertible Loan Agreement under which certain persons agreed to make convertible loans to the Company amounting to an aggregate of $12.6 million. In November 2020 and December 2020, the Company received additional convertible loans for an aggregate principal amount of $14.2 million. Between January and June 2021, the Company issued additional convertible loans with an aggregate principal amount of $21.1 million (collectively with the 2020 issuances, the “Loans”), $4.8 million of which was issued through the conversion of accounts payable and recognition of prepaid revenue share costs (see Note 14).

The Loans bear interest at a fixed rate of 8.0% per annum until the earlier of July 21, 2023 (the “Maturity Date”) or the date on which they are redeemed or converted. Upon the Maturity Date, the Loans convert into the most senior class of shares in the Company at a price per share equal to 60.0% of the lowest price per share paid by an investor in the then most recent equity financing, subject to cap on the price per share at which the Loans convert into shares in the Company, determined by dividing a valuation cap for the Company of £206.5 million by the number of shares comprising the Company’s fully diluted share capital at the relevant time (the “Valuation Cap”).

In the event of an equity financing round, whereby the Company raises an amount equal to at least the aggregate amount of the Loans received by the Company at the time of such financing round, in newly committed capital prior to the Maturity Date from one or a series of related issuances of shares to investors (“Qualified Financing”), all outstanding principal and accrued interest will convert into the most senior class of shares with identical rights and preferences as attached to, and with the same obligations as, the securities issued to the investors in the Qualified Financing (including any warrants, options, bonus shares or other economic rights made available to investors in such Qualified Financing) at a price per share equal to 60.0% of the lowest price per share paid by an investor in the Qualified Financing, subject to the Valuation Cap.

In the event of an equity financing round that is not a Qualified Financing (“Non-Qualified Financing”), holders of the majority of the Loans then outstanding (excluding the single largest holder of the Loans) have the option to convert all the outstanding principal and unpaid interest of the Loans into the most senior class of shares with identical rights and preferences as attached to, and with the same obligations as, the securities issued to the investors in the Non-Qualified Financing (including any warrants, options, bonus shares or other economic rights made available to investors in such Non-Qualified Financing) at a price per share equal to 60.0% of the lowest price per share paid by an investor in the Non-Qualified Financing, subject to the Valuation Cap.

Upon a change of control in the Company, sale of all or substantially all of the group’s undertaking and assets, or an admission of all or any of the Company’s shares or securities to trading on certain exchanges (each, an “Exit”), the Loans will convert into the most senior class of shares in the Company in issue at the time of the Exit where: (i) a lender would receive a greater amount as cash consideration on an Exit for the sale of the shares that are issued to it on conversion of its Loan than it would otherwise receive had it been repaid its Loan with a redemption premium equal to 100% of the principal amount outstanding (the “Redemption Premium”); or (ii) the Lenders would receive any non-cash consideration for the sale of such shares (unless the single largest holder of the Loans (in respect of its Loan) or a majority the other lenders (in respect of the remaining loans) elect to redeem their loans), in each case at a price per share equal to 60.0% of the lowest price per share paid by an investor in the then most recent equity financing, subject to the Valuation Cap.

Upon an event of default, including failure to comply with the Company’s payment and other obligations under the Loans, the outstanding principal and accrued interest, together with the Redemption Premium, becomes due and payable.

Rather than allow their Loans to convert on whichever applies of: (i) the Maturity Date, (ii) the date of a Qualified Financing, (iii) Non-Qualified Financing, or (iii) an Exit, a majority of the lenders (in respect of the remaining loans) may elect to receive repayment of their Loans together with the Redemption Premium.

The Loans are not voluntarily redeemable or prepayable at the election of the Company — redemption or prepayment of the Loans requires the prior written consent of each Lender.

The Company assessed whether an immediate beneficial conversion feature (“BCF”) existed with regards to the conversion option upon maturity at each issuance of the Loans. A beneficial conversion feature exists when convertible instruments are issued with an initial “effective conversion price” that is less than the fair value of the underlying share. The Company determined that there were BCFs associated with such conversion feature upon issuance of the January 2021 Loans and April 2021 Loans, respectively, and recorded total BCF of $27.2 million to additional paid-in capital on the condensed consolidated balance sheet, representing the intrinsic value of the in-the-money portion of the conversion option upon maturity, with an offsetting reduction to the carrying amount of the Loans as a debt discount upon issuance.

The Company concluded that the conversions in the event of a Qualified Financing and Non-Qualified Financing represented redemption features and, along with the redemption features upon an Exit and an event of default, each met the definition of embedded derivative that was required to be accounted for as a separate unit of accounting (see Note 3).

The Company recorded derivative liabilities of $36.9 million in the condensed consolidated balance sheets for the issuance-date fair value of the embedded derivatives associated with the January 2021 Loans and April 2021 Loans. The offsetting debt discount is limited to the proceeds allocated to the Loans. The aggregate value of the BCFs, issuance-date fair value of the derivative liabilities, and debt issuance costs associated with the January 2021 Loans and April 2021 Loans exceeded its allocated proceeds by $44.2 million. As a result, the carrying value of the January 2021 Loans and April 2021 Loans were reduced to zero and a loss on issuance of $44.2 million was recorded on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021. No loss on issuance was recognized during the three months ended September 30, 2021 and 2020.

The discounted carrying amount of the Loans is accreted to the mandatory redemption amount, equal to the aggregate of the principal, accrued interest, and Redemption Premium, through the stated redemption date of July 21, 2023.

As of September 30, 2021 and December 31, 2020, the fair value of the derivative liability was $126.9 million and $35.0 million, respectively. During the three and nine months ended September 30, 2021 and 2020, the Company recognized a loss of $1.6 million, $58.3 million, $3.1 million and $3.1 million on the condensed consolidated statements of operations and comprehensive loss related to the change in the estimated fair value of the derivative liability, respectively.

As of September 30, 2021 and December 31, 2020, the value of the Loans, measured at amortized cost, was $8.8 million and $6.1 million, respectively, inclusive of a debt discount of $38.1 million and $20.7 million, respectively, and was classified as a long-term liability on the Company’s unaudited condensed consolidated balance sheets. The accretion of amortized cost of $1.1 million, $2.9 million, $0.4 million and $0.4 million was recorded on the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2021 and 2020, respectively. All outstanding Loans were converted for 3,264,741 shares in the Company and were ultimately converted into 10,460,460 shares of Wejo Group as part of the business combination (see Note 15).

10. Long-term debt, net of unamortized debt discount and debt issuance costs

In April 2021, the Company entered into a loan note instrument agreement in which it issued fixed rate secured loan notes in a principal amount of $21.5 million that bears interest at a fixed per annum rate of 9.2% until its maturity date in April 2024. In April 2021, the Company used $10.8 million of the proceeds to repay its outstanding debt balance and fees owed to General Motors (“GM”) under the credit facility (see Note 13).

The maturity date is three years after the issuance date. The maturity may be extended for a one-year period if the Company and the noteholders holding at least 66.66% of the loan notes outstanding deliver written notice to noteholders for extension. The principal on the loan notes will be paid at maturity, or upon an early redemption. The first interest payment of $2.0 million was due no later than six business days after the issue date for the period commencing on the issue date up to but excluding the first anniversary of the issue date. The first-year prepaid interest payment was treated as a discount to the debt. Thereafter, interest payments are due monthly until the loan notes are repaid.

Pursuant to an amendment and consent agreement dated July 23, 2021, the Company has the option to issue further notes in a principal amount of up to $21.5 million with the consent of the majority noteholders.

On July 26, 2021, the Company issued an additional $10.0 million of fixed rate secured loan notes that bears interest at a fixed per annum rate of 9.2% until their maturity date on April 21, 2024. This was treated as a modification to the long-term debt. The principal on the loan notes will be paid at maturity, or upon an early redemption. The first-year prepaid interest payment was treated as a discount to the debt. Thereafter, interest payments are due monthly until the loan notes are repaid. The first interest payment of $1.0 million was due no later than six business days after the issue date for the period commencing on the issue date up to but excluding the first anniversary of the issue date.

As of September 30, 2021, the carrying value of the loan notes consisted of $31.5 million principal outstanding, less the unamortized debt discount of approximately $4.5 million and the unamortized debt issuance costs of approximately $0.7 million. The debt discount and the debt issuance costs are being accreted to interest expense through the remaining term of the modified debt agreement using the interest method. Interest expense relating to the term loan for the three and nine months ended September 30, 2021 was $0.8 million and $1.3 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan costs. At September 30, 2021, the effective interest rate was 14.65%.

The Company’s scheduled future principal payments for the loan notes are as follows (in thousands):

Year Ended December 31,
2024	$31,500
Less: unamortized discount and issuance costs	(5,187)
Carrying value of long-term debt	$26,313

11.  Net Loss Per Common Share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(25,650)	$(10,702)	$(161,908)	$(22,885)
Net loss attributable to ordinary shareholders - basis and diluted	$(25,650)	$(10,702)	$(161,908)	$(22,885)
Denominator:
Weighted-average basic and diluted ordinary shares - basic and diluted	11,542,639	11,324,677	11,453,864	11,324,677
Net loss per ordinary share - basic and diluted	$(2.22)	$(0.95)	$(14.14)	$(2.02)

The Company’s potentially dilutive securities, which include Employee Share Options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase A ordinary shares	6,046,063	2,926,735	6,046,063	2,926,735
Options to purchase ordinary shares	9,724	27,574	9,724	27,574
Warrants to purchase ordinary shares	841,511	841,511	841,511	841,511
Total	6,897,298	3,795,820	6,897,298	3,795,820

The Company also had convertible loans outstanding as of September 30, 2021, each of which could obligate the Company to issue ordinary shares upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three and nine months ended September 30, 2021, the Company has excluded these instruments from the table above and the calculation of diluted net loss per share. See Note 9, Convertible Loans, for additional details.

12.  Employee Benefit Plans

In the U.K., the Company makes contributions into salary sacrifice pensions on behalf of its employees. The Company paid $0.1 million, $0.2 million, less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2021 and 2020, respectively.

In the U.S., the Company makes contributions into a Defined Contribution plan on behalf of its employees, which was established in the first quarter of 2021. The Company paid $0.1 million and $0.2 million during the three and nine months ended September 30, 2021, respectively.

13.  Commitments and Contingencies

Commitments with Vendors

The Company is party to software and cloud hosting agreements to meet the demands of its customers in various marketplaces. The remaining payments for these services are $164.8 million, as follows:

2021 (excluding the nine months ended September 30, 2021)	$2,655
2022	22,393
2023	20,393
2024	8,000
2025	8,000
2026	103,356
Total	$164,797

The Company considers that the actual usage and hence costs will be greater than the required payments.

Legal Proceedings

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company records accruals for loss contingencies associated with these legal matters when it is probable that a liability will be incurred, and the amount of the loss can be reasonably estimated.

In January 2021, the Company settled a proceeding in which it was obligated to pay $4.0 million in connection with a license agreement. This amount was recorded in accrued liabilities during the year ended December 31, 2019 when the claim was issued and deemed probable. The claim was covered under the Company’s insurance policy and the Company has recorded a receivable in other assets on the unaudited condensed consolidated balance sheets related to the insurance receivable of $4.0 million as of December 31, 2020.

In April 2021, Arma Partners LLP (“Arma”), filed a lawsuit against the Company in the Royal Courts of Justice, London, England. In the lawsuit Arma claim a declaration from the Court that Arma is entitled to remuneration arising from a successful acquisition of the Company, in the event it occurs. Arma’s claim is disputed and is being defended in its entirety. The Company is unable to estimate what, if any, liability may result from this litigation.

The Company does not believe there are any other pending legal proceedings that will have a material impact on the Company’s unaudited condensed consolidated balance sheet or unaudited condensed consolidated statement of operations and comprehensive loss and did not have contingency reserves established for any liabilities as of September 30, 2021 and December 31, 2020.

Lease Agreements

As of September 30, 2021, the Company’s corporate headquarters are located in Manchester, U.K. The lease will expire in April 2022.

The Company recorded rent expense totaling $0.3 million, $0.7 million, less than $0.1 million, and $0.4 million for the three and nine months ending September 30, 2021 and 2020, respectively. Future minimum lease payments as of September 30, 2021 are as follows (in thousands):

2021(excluding the nine months ended September 30, 2021)	$242
2022	970
2023	915
2024	943
2025	1,024
2026	527
Total minimum lease payments	$4,621

14.  Related Party Transactions

General Motors

The Company is party to a (i) Data Sharing Agreement, dated December 21, 2018 (see Note 4), (ii) Advanced Subscription Agreement, dated December 13, 2019 (see Note 8) and (iii) Convertible Loan Agreement, dated July 21, 2020 (see Note 9), with GM. GM  currently holds more than 5.0% of the Company’s equity.

Pursuant to the terms of the Data Sharing Agreement, the Company and GM share fees with respect to data licenses that support the opportunities for licensing of connected vehicle data. During the three and nine months ended September 30, 2021 and 2020, the Company recorded $0.8 million, $2.5 million, $0.6 million and $1.6 million, respectively, as a reduction to revenue, net on the condensed consolidated statements of operations and comprehensive loss for revenue sharing amounts owed to GM.

Pursuant to the terms of a Facility Agreement dated February 21, 2020 and amended on July 21, 2020, GM loaned $10.0 million to the Company in 2020, at an interest rate of 12.0%. The initial term of the Facility Agreement was three months. In July 2020, the Company had a debt restructuring that modified the facility to extend the term until December 31, 2021. In April 2021, the Company repaid its outstanding debt balance and fees of $10.8 million owed to GM. As of December 31, 2020, the loan principal was recorded to debt to related parties on the condensed consolidated balance sheets and accrued interest of $1.0 million was recorded to accrued expenses and other current liabilities. Interest expense of nil, $0.4 million, $0.3 million, and $0.7 million was recorded to interest expense on the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2021 and 2020, respectively.

In April 2021, as part of the Convertible Loan Agreement (see Note 9), the Company issued additional convertible loans to GM in the sum of £3.5 million ($4.8 million) through the settlement of accounts payable of $2.9 million and recognition of prepayment of $1.9 million. The convertible loans issued in April 2021 have the same terms as the Loans issued during the year ended December 31, 2020 (see Note 9).

As of September 30, 2021, the Company had $1.1 million, recorded to prepaid and other current assets on the condensed consolidated balance sheets for future amounts of revenue share that will be owed to GM. As of December 31, 2020, the Company had $2.4 million, recorded to accounts payable on the condensed consolidated balance sheets for amounts owed to GM.

Chief Executive Officer

The Chief Executive Officer (“CEO”) of the Company currently holds more than 5.0% of the Company’s equity. The CEO also serves as an executive director of another company that entered into a service agreement with the Company, dated March 20, 2020, under which the company agreed to provide certain proof of concept analysis and autonomous vehicle simulation services to the Company. The Company recognized nil and $0.6 million of expenses for the three and nine months ended September 30, 2021, respectively and $0.3 million for both the three and nine months ended September 30, 2020 for professional and capital raising services rendered on behalf of the Company.

Chairman of the Board of Directors

The Chairman of the Board of Directors of the Company holds more than 5.0% of the Company’s equity as of September 30, 2021.

The Chairman of the Board of Directors also serves as a non-employee director of two other companies. The Company and one of the companies entered into two service agreements dated February 12, 2020 and December 1, 2020 under which the company agreed to provide certain consulting and related services to the Company, which services were not provided by the Chairman. Pursuant to the terms of the agreement, the Company recognized the $0.2 million and $0.4 million in fees during the three and nine months ended September 30, 2021 for professional services rendered by the company, respectively.

The Company and the Chairman of the Board of Directors entered into a Letter of Appointment, dated November 21, 2017 and an additional Letter of Appointment, dated December 1, 2017 (the “Letters of Appointment”), pursuant to which, the Chairman provided services to the Company. No payments were made to the Chairman of the Board of Directors in connection with the Letters of Appointment during the nine months ended September 30, 2021 and 2020. Upon completion of the business combination (see Note 15), these letters of appointment and the related consulting services were terminated.

Director of the Board of Directors

A Director on the Board of Directors of the Company currently holds more than 5.0% of the Company’s equity as of September 30, 2021. Another company that is controlled by such director, entered into a Consultancy Agreement, dated May 12, 2016, under which such director provides certain consulting and related services to the Company. Pursuant to the terms of the Consultancy Agreement, the Company recognized $0.2 million and $0.9 million of expenses for the three and nine months ended September 30, 2021, respectively and  $0.3 million and $0.5 million of expenses during the three and nine months ended September 30, 2020, respectively, for professional and capital raising services rendered on behalf of the Company. Upon completion of the business combination (see Note 15), this agreement was effectively terminated.

15. Subsequent Events

Business Combination

On November 18, 2021 (the “Closing Date”), Wejo Group Limited, an exempted company limited by shares incorporated under the laws of Bermuda, consummated the business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of May 28, 2021 (the “Business Combination Agreement”) by and among Wejo Group, Virtuoso Acquisition Corp., a Delaware corporation (“Virtuoso”), Yellowstone Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Wejo Bermuda Limited an exempted company limited by shares incorporated under the laws of Bermuda, (“Limited”), and the Company, a private limited company incorporated under the laws of England and Wales (“Wejo”).

The Business Combination has been accounted for as a capital reorganization whereby Wejo Group Limited became the successor to the Company. The capital reorganization was immediately followed by Wejo Group Limited acquiring Virtuoso, which was effectuated by Merger Sub merging with and into Virtuoso, with Virtuoso being the surviving entity. Wejo Group Limited’s acquisition of Virtuoso was treated as a reverse recapitalization.

Pursuant to their respective agreements, all of Wejo’s outstanding share options, warrants, and convertible loan notes were converted into shares in Wejo and the shareholders of Wejo exchanged all classes of their shares and Virtuoso exchanged all of their Class A and Class B common stock for shares in Wejo Group Limited, which became publicly listed on the NASDAQ Stock Market LLC (“NASDAQ”) as of the consummation of the Business Combination. As part of the Business Combination, the Company raised net proceeds of $178.8 million, consisting of $230.0 million cash received in the trust, less redemptions of $132.8 million, and $128.5 million, through a Private Investment in Public Entity (“PIPE”) investment, net of expenses of $46.9 million.

2021 Fixed Rate Secured Loan Notes Issuance

On October 29, 2021, the Company drew down an additional $7.5 million of fixed rate secured loan notes that bears interest at a fixed per annum rate of 9.2% until their  maturity date in April 2024. The maturity may be extended for a one-year period if the Company and the noteholders holding at least 66.66% of the loan notes outstanding deliver written notice to noteholders for extension. The principal on the loan notes will be paid at maturity, or upon an early redemption. The interest payments are due monthly until the loan notes are repaid.

Apollo Agreement

On November 10, 2021, the Company entered into an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”) with Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC and Apollo SPAC Fund I, L.P. (collectively “Apollo”) for the purpose of purchasing up to $75.0 million of Virtuoso Class A common stock (the “VOSO Shares”) from holders of VOSO Shares, including holders who have redeemed VOSO Shares or indicated an interest in redeeming VOSO Shares. Apollo purchased $75.0 million of common stock of Virtuoso under this Forward Purchase Transaction. On November 19, 2021, Apollo was paid $75.0 million of the funds received from Virtuoso in the Business Combination that were related to the shares acquired by Apollo under the Forward Purchase Transaction (“FPT Shares”). Upon the sale, by Apollo, of any of FPT Shares, Apollo will pay the Company, a pro rata portion of the proceeds equal to the sales price of the shares, up to $10 per share, multiplied by the amount of shares sold. In addition, Wejo Group may deliver a written notice to Apollo requesting partial settlement of the transaction in certain circumstances after the six-month and one-year anniversaries of the consummation of the Business Combination.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Registration Statement on Form S-4. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Business Overview

Wejo Group Limited (“Wejo Group”) currently maintains early leadership in the connected vehicle data market and was incorporated by Wejo Limited (“Wejo”), a private limited liability company incorporated under the laws of England and Wales on December 13, 2013. Wejo Group Limited (“We”) was incorporated under the laws of Bermuda on May 21, 2021 for the purpose of effectuating the Business Combination described herein and becoming the parent company of the combined business following the consummation of the Business Combination with Virtuoso Acquisition Corp. (“Virtuoso”) a blank check company incorporated on August 25, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Until the consummation of the business combination, Virtuoso did not engage in any operations nor generate any revenue; however, it did generate interest on the funds held in the trust account and incurred costs around its formation and other operating costs.

On January 26, 2021, Virtuoso consummated the IPO of 23,000,000 units (the “Units” and, with respect to the common shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $230.0 million. Simultaneously with the closing of the IPO, Virtuoso consummated the sale of 6,600,000 warrants (the “Private Placement Warrant”), at a price of $1.00 per Private Placement Warrant.

On May 28, 2021, Virtuoso entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Virtuoso, Wejo Group, Yellowstone Merger Sub, Inc., a Delaware corporation and direct, wholly-owned Subsidiary of the Company (“Merger Sub”), Wejo Bermuda Limited, a Bermuda private company limited by shares, (“Limited”), and Wejo. Pursuant to the Merger Agreement, the parties entered into a the business combination, pursuant to which, among other things, (i) Merger Sub merged with and into Virtuoso, with Virtuoso being the surviving corporation in the merger and a direct, wholly-owned subsidiary of the Wejo Group (the “Merger”), and together with the transactions contemplated by the Merger Agreement and the other related agreements entered into in connection therewith, the “Transactions”); and (ii) all Wejo shares were purchased by the Wejo Group in exchange for common shares of the Wejo Group, par value $0.001 (the “Wejo Group Common Shares”).

Prior to 2018, Wejo tested proof of concept and implemented OEM engagement activities to assess and build the case for connected vehicle data business and to create our capabilities to process data using data sources such as vehicle plug-in devices.

These activities helped Wejo understand the potential for the connected vehicle data business and design our platform for processing large volume data flows. After obtaining its first OEM data contract in December 2018, Wejo launched its Wejo ADEPT Platform for processing OEM data and began generating revenue from its Data Marketplace solution in 2019. Connected vehicles contain hundreds of data sensors, emitting information such as location, speed, direction and events such as braking, temperature and weather conditions. This raw data when harnessed can create intelligence, both historical and in real-time that is unavailable from any other source.

Based on both external and internal research completed by our management, connected vehicles will make up 44% of all vehicles in 2030. This is a greater than three-fold gain, increasing from 196 million connected vehicles in 2021 to approximately 600 million connected vehicles in 2030. We have 12 million connected vehicles on platform in which we ingest and standardize this data, tracking over 73 million journeys and 16 billion data points a day, primarily in the United States. Based on existing OEM, Automotive suppliers (Tier 1) and Distributors (Dealers) relationships, we expect that near-real time live streaming vehicles on our platform will increase to 124 million connected vehicles by 2030. Wejo data, insights, and solutions enable customers including departments of transportation, retailers, construction firms and research departments to unlock unique insights about vehicle journeys, city infrastructures, electric vehicle usage, road safety and more.

In addition to the strength of our intellectual property, we have relationships with 17 OEMs and Tier 1 suppliers of connected vehicle data components. The OEMs on our platform provide the unique data sets that we ingest regularly in Wejo ADEPT 24 hours a day. To date, no industry standard for connected vehicle data exists. This is where Wejo technology has a singular leadership position in the market, and by creating that standard, we will enable future product developments such as vehicle-to-vehicle communications, pay-as-you-drive insurance, automated breakdown recovery, predictive maintenance and touchless “pay by car” commerce for parking, retail and more.

We are also working with the OEMs and Tier 1s to provide Automotive Business Insight Solutions (SaaS) (comprised of platforms as a service, data processing capabilities, customer privacy management or business insights derived from connected vehicle data) such as component intelligence and 3D parking assistance in vehicle. Data For Good™: from our inception, this mantra has captured our Company’s values that connected vehicle data will reduce emissions, make roads safer and create positive driver experiences. The Company’s foundation is built upon a total commitment to data privacy and security, including compliance with regulations such as GDPR and CCPA. We plan to leverage our leading position in North America and continue expansion into Europe, Asia and the rest of the world. We continue to evolve, scaling past data traffic management solutions into a host of new compelling proprietary offerings and fields of use. We are also creating Automotive Business Insight Solutions (SaaS) offerings to provide OEMs, Tier 1s, and automotive service providers with additional capabilities to meet different privacy, regulation, storage, visualization, and data insight needs. As the business progresses, we expect an increasing level of subscription and licensing revenue to be generated by our Data Marketplaces and Automotive Business Insight Solutions (SaaS).

We operate our business to take advantage of a sizeable market opportunity. Through our own bottoms-up analysis coupled with third party research, we estimate our Serviceable Addressable Market (“SAM”) to be worth approximately $61 billion by 2030. We determined the SAM as two components: Data Marketplace Solutions and Automotive Business Insight Solutions (SaaS). For Data Marketplace Solutions, we used the data and research from the connected vehicle analyst firm Ptolemus. The Company has projected Total Addressable Market numbers (“TAMs”) for each of the eight products (traffic management, advertising, fleet management systems & leasing, usage-based insurance, remote diagnostic services, car sharing & rental, roadside assistance, integrated payments: “pay by car”) by region and timeframe. We then applied a discount factor by calculating 70% of each TAM to create the Wejo SAM. For Automotive Business Insight Solutions (SaaS), we worked with Gartner research to determine the total spend in this area of SaaS solutions for the automotive industry and calculated the SAM as 5%.

We have demonstrated our ability to standardize and generate valuable data insights, and in the process, created a growing network effect of attracting additional OEMs, automotive suppliers, and customers. These forces converge to grow the products and services that consumers, and enterprises in the transportation industry want and are willing to pay for.

We build privacy by design into the core of our Wejo ADEPT platform, enabling compliance with existing privacy laws and regulations. We operate to high global data privacy standards and are a leader in the industry on protection of data, assuring that we play a pivotal role in our industry.

In establishing our business, we have incurred significant operating losses since our inception. We incurred total net losses of $161.9 million, $54.9 million and $29.0 million, respectively, for the nine months ended September 30, 2021, and for the fiscal years ended December 31, 2020 and 2019. As of September 30, 2021, we had an accumulated deficit of $308.7 million. Our historical losses resulted principally from costs incurred in connection with technology and development, sales and marketing and general and administrative costs associated with our operations, and changes in the fair value of our derivative liability and advanced subscription agreements. In the future, we intend to continue to develop our technology and conduct business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Furthermore, since the completion of the Business Combination, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The Business Combination provided substantial additional funding that we will need to support our continuing operations and our growth strategy. Until such time as we can generate significant revenue, if ever, we expect to finance our operations through a combination of equity offerings and debt financings. Our inability to raise capital when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As of September 30, 2021, we had cash of $8.6 million. In the fourth quarter of 2021, we issued further notes in a principal amount of $7.5 million under the Loan Note Instrument. In November 2021, as part of the Business Combination, we raised net proceeds of $178.8 million, consisting of $230.0 million cash received in the trust, less redemptions of $132.8 million, and $128.5 million, through a Private Investment in Public Entity (“PIPE”) investment, net of expenses of $46.9 million. The $178.8 million in proceeds were offset by a payment of $75.0 million by the Company to Apollo as stipulated in the Forward Purchase Transaction. After considering the fundraising noted herein, based on our current level of expenditures, we believe that we will have sufficient financial resources to fund our activities and execute our business plan for at least the next 12 months from the date of the issuance of these financial statements. See “— Liquidity and Capital Resources — Funding Requirements” below.

Key Factors Affecting Our Results of Operations

COVID-19

With the ongoing COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business. The COVID-19 pandemic has had a material impact on our expansion efforts as travel restrictions decrease the amount of vehicle data in use and demand for our products. On April 21, 2020, we committed to a restructuring plan in response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic. The plan was designed to support our long-term financial resilience, simplify our operations, strengthen our competitive positioning and better serve our customers. The extent to which the COVID-19 pandemic impacts our business, product development and expansion efforts, corporate development objectives and the value of and market for our ordinary shares will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the UK and U.S. and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Attract, Retain and Grow our Customer Base

Our recent growth is driven by the expansion of our customer base particularly in the area of traffic management, related mapping and logistics, and high customer retention rates. Substantially all of our current sales come from U.S. connected vehicle data. The Company is in the early stages of monetization in its eight planned markets, starting with traffic management, including mapping. Early-stage demand for connected vehicle data is very strong, and we believe that we will continue to see this demand in the future as we expand in traffic management and launch additional markets.

We continue to add functionality to our Wejo ADEPT Platform to offer new and more valuable services to our customers. We believe that our business is at the genesis of the connected vehicle ecosystem, demonstrating new services that will one day be viewed as necessary, and positioned to pioneer even more desirable services in the future. As these services continue to demonstrate their value, many of our customers will move a greater percentage of their funds to connected vehicle data. We will fuel this growth with marketing efforts to increase awareness of our offerings.

Investment in Growth — Data Marketplace and Automotive Business Insight Solutions (SaaS) to the Automotive Industry

We forecast the connected vehicle data marketplace will grow to greater than $30.0 billion by 2030. We know from the internal and external market sizing our available connected vehicle data set has substantial value in expanded marketplaces and we will leverage the data set to deliver products and revenues across those markets.

We are receiving inbound inquiries which we plan to convert into additional revenue opportunities to provide cloud services to OEMs and automotive suppliers as a core revenue stream. We forecast that the Automotive Business Insight Solutions (SaaS) market for OEMs and automotive suppliers served by Wejo will exceed $31.0 billion by 2030.

Key Components of Results of Operations

Revenues

We work with the world’s leading OEMs  to obtain, process, and create products using vast amounts of connected vehicle data. OEMs provide  this data through license agreements. We process the data in our Wejo ADEPT Platform running in cloud data centers and offer services including live data feeds, batch feeds and analytics. These services provide customers with traffic intelligence, high frequency vehicle movements, and common driving events and trends, among other insights. Our customers pay license fees to obtain one or more of these data services that may include a portion or all the data in their market. Our revenue is the amount of consideration we expect to receive in the form of gross sales to customers, reduced by associated revenue share due under our data sharing agreements with OEMs.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue consists primarily of hosting service expenses for our Wejo ADEPT Platform, as well as hardware, software and human resources to support the revenue process.

Technology and Development

Technology and development expenses consist primarily of compensation-related expenses incurred for our data scientists and other technology human resources for the research and development of, enhancements to, and maintenance and operation of our products, equipment and related infrastructure.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation-related expenses to our direct sales and marketing human resources, as well as costs related to advertising, industry conferences, promotional materials, other sales and marketing programs, and facility costs related to sales and marketing functions. Advertising costs are expensed as incurred.

General and Administrative

General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, legal, and corporate information systems functions, professional fees and facilities costs related to general and administrative functions.

Change in Fair Value of Derivative Liability

We issued convertible notes that contain redemption features, which met the definition of a derivative instrument. We classified these derivative instruments as a liability on our condensed consolidated balance sheet. We remeasured this derivative liability to fair value at each reporting date and recognized changes in the fair value of the derivative liability as a component of other (expense) income, net in our condensed consolidated statement of operations.

Change in Fair Value of Advanced Subscription Agreements

We issued Advanced Subscription Agreements (“ASAs”) that contained an automatic conversion feature, which is triggered by either the occurrence of Series C round financing or share sale triggering a change of control. We concluded that it was appropriate to apply the fair value option to the ASAs because there were no non-contingent beneficial conversion features related to the ASAs. We classified these ASAs as a liability on our condensed consolidated balance sheet and remeasure them to fair value at each reporting date and recognized changes in the fair value of the ASAs as a component of other (expense), income net in our condensed consolidated statement of operations.

Loss on Issuance of Convertible Notes

We issued convertible notes in December 2020, January 2021 and April 2021 for which the initial fair value of the convertible notes was greater than the proceeds we received. We recognized the loss on issuance as the difference between the initial fair value of the convertible notes and cash proceeds received as a component of other (expense), income net in our condensed consolidated statement of operations.

Other (Expense), Income, net

Other (expense) income, net primarily consists of foreign exchange gain or loss arising from foreign currency transactions and a benefit from research and development tax credits.

Income Taxes

Wejo is a tax resident in the UK with business units taxable in other territories, including the U.S. Due to the nature of our business, we have generated losses since inception and therefore have not paid corporation tax in the UK or other territories.

UK losses may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the UK of $97.4 million and $60.5 million as of December 31, 2020 and 2019, respectively. We do not recognize these losses on the statement of financial position.

Wejo Group is incorporated under the laws of Bermuda and is a resident in Bermuda for tax purposes.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021, and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Revenue, net	$351	$313	$38
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,422	265	1,157
Technology and development	7,446	3,191	4,255
Sales and marketing	5,233	808	4,425
General and administrative	6,106	1,560	4,546
Depreciation and amortization	1,108	1,050	58
Total costs and operating expenses	21,315	6,874	14,441
Operating loss:	(20,964)	(6,561)	(14,403)
Loss of issuance of convertible loan notes	—	—	—
Change in fair value of derivative liability	(1,637)	(3,138)	1,501
Change in fair value of advanced subscription agreements	288	(723)	1,011
Interest expense	(2,954)	(919)	(2,035)
Other (expense) income, net	(383)	639	(1,022)
Net loss	(25,650)	(10,702)	(14,948)

Revenue, net

Revenue, net increased by less than $0.1 million, or 12%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Revenue, net increased based on a 51% increase in gross sales to our customers to $1.4 million from $0.9 million for the three months ended September 30, 2021 and 2020, respectively. The change is primarily due to a 67% increase in the total number of customers from September 30, 2020 to September 30, 2021. Revenue, net during these periods was primarily related to Data Marketplace customers. In addition, the number of vehicles on the ADEPT platform increased 19% year over year, which increases the value of the company’s license agreements, further driving revenue increases.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue increased $1.2 million, or 437%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The change is primarily due to an increase in staff cost as a result of the additional personnel hired to support our current period and expected increases in revenue. Total headcount for employees allocated to cost of revenue increased by fifteen from September 30, 2020 to September 30, 2021. During these early stages of growth in Data Marketplace and Automotive Business Insight Solutions (SaaS), we expect that our costs will scale at a rate greater than our growth in revenue until we are offering our solutions through multiple products in the Data Marketplace and through Automotive Business Insight Solutions (SaaS) to multiple OEMs, Tier 1s, Distributors, or Automotive Ecosystem customers. We expect to achieve this scale by late 2022, when we expect our sales in both the Data Marketplace and Automotive Business Insight Solutions (SaaS) to increase substantially over 2021 levels.

Technology and Development

Technology and development expenses increased by $4.3 million, or 133%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is primarily due to an increase of $3.8 million in IT expenses, to support the growth of our business, as well as $0.6 million in staff costs, which were low in 2020 due to COVID-19 reductions. These increases were offset by a decrease in consulting expenses of $0.2 million as a result of hiring additional permanent resources to support our technology and development activities.

Sales and Marketing

Sales and marketing expenses increased by $4.4 million, or 548%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is primarily due to an increase of $3.0 million in staffing costs and a $1.3 million increase in marketing and advertising, as well as a $0.2 million increase in rent and other costs, offset by a decrease of $0.1 million in consulting expenses.

General and Administrative

General and administrative expenses increased by $4.5 million, or 291%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is principally related to an increase of $2.2 million in professional services as well as a $1.7 million increase in staffing costs.

Depreciation and Amortization

Depreciation and amortization increased by $0.1 million, or 6%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is primarily due to a reduction in depreciation as certain computer software was fully depreciated between periods.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability decreased by $1.5 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is due to the decrease in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and September 2021.

Change in Fair Value of Advanced Subscription Agreements

Change in fair value of advanced subscription agreements decreased by $1.0 million or 140% during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is due to the fair value of the underlying shares decreasing by £0.59 per share during the period from July 1, 2021 to July 31, 2021 (the date of conversion of advanced subscription agreements), compared with the increment of £3.49 per share during the three months ended September 30, 2020.

Interest Expense

Interest expense increased by $2.0 million, or 221%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is due to an increase of $0.8 million related to the secured loan notes issued in April 2021 that bear interest at a fixed rate of 9.2% per annum, and an increase of $1.5 million related to the convertible loans issued between July 2020 and June 2021 that bear interest at a fixed rate of 8.0% per annum, offset by a decrease of $0.3 million related to GM loan which was repaid in April 2021.

Other (Expense) Income, net

Other expense was ($0.4) million as of September 30, 2021, as opposed to other income of $0.6 million for the three months ended September 30, 2020. The change is primarily due to a to foreign exchange loss of ($0.4) million versus a foreign exchange gain of $0.5 million in the three months ended September 30, 2021 and September 30, 2020, respectively.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021, and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Revenue, net	$1,198	$836	$362
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,764	1,139	2,625
Technology and development	13,941	6,289	7,652
Sales and marketing	11,372	4,109	7,263
General and administrative	14,055	6,385	7,670
Depreciation and amortization	3,263	3,297	(34)
Total costs and operating expenses	46,395	21,219	25,176
Operating loss:	(45,197)	(20,383)	(24,814)
Loss of issuance of convertible loan notes	(44,242)	—	(44,242)
Change in fair value of derivative liability	(58,253)	(3,138)	(55,115)
Change in fair value of advanced subscription agreements	(6,477)	693	(7,170)
Interest expense	(7,271)	(1,346)	(5,925)
Other (expense) income, net	(468)	1,289	(1,757)
Net loss	(161,908)	(22,885)	(139,023)

Revenue, net

Revenue, net increased by $0.4 million, or 43%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Revenue, net increased based on a 69% increase in gross sales to our customers to $4.1 million from $2.4 million during the nine months ended September 30, 2021 and 2020, respectively. The change is primarily due to a 65% increase in the total number of customers from September 30, 2020 to September 30, 2021. Revenue, net during these periods was primarily related to Data Marketplace customers. In addition, the number of vehicles on the ADEPT platform increased 19% year over year, which increases the value of the company’s license agreements, further driving revenue increases.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue increased $2.6 million, or 230%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The change is primarily due to an increase in staff cost as a result of the additional personnel hired to support our current period and expected increases in revenue. During these early stages of growth in Data Marketplace and Automotive Business Insight Solutions (SaaS), we expect that our costs will scale at a rate greater than our growth in revenue until we are offering our solutions through multiple products in the Data Marketplace and through Automotive Business Insight Solutions (SaaS) to multiple OEMs, Tier 1s, Distributors, or Automotive Ecosystem Partners. We expect to achieve this scale by late 2022 when we expect our sales in both the Data Marketplace and Automotive Business Insight Solutions (SaaS) to increase substantially over 2021 levels.

Technology and Development

Technology and development expenses increased by $7.7 million, or 122%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is primarily due to an increase of $4.7 million in IT expenses, comprised of a $3.1 million increase in technology costs to support the growth of our business and a $1.0 million increase in hosting fees, as well as an increase of $2.9 million in staff costs, which were low in 2020 due to COVID-19 reductions. Additionally, there was an increase of $0.1 million in rent and other related expenses to support our technology and development activities.

Sales and Marketing

Sales and marketing expenses increased by $7.3 million, or 177%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is primarily due to an increase of $3.8 million in staff costs as well as a $3.5 million increase in marketing and advertising activities.

General and Administrative

General and administrative expenses increased by $7.7 million, or 120%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is primarily due to an increase of $5.2 million in professional services as well as a $1.9 million increase in staffing costs as a result of additional personnel hired to support our growth.

Depreciation and Amortization

Depreciation and amortization decreased by less than $0.1 million, or 1%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is primarily due to a reduction in depreciation as certain computer software was fully depreciated between periods.

Loss on Issuance of Convertible Loans

Loss on issuance of convertible loans increased by $44.2 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is due to the convertible loans issued during the nine months ended September 30, 2021 including a beneficial conversion feature, a bifurcated derivative liability, and debt issuance costs which in aggregate, exceeded the allocated proceeds of the convertible loans by $44.2 million.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability increased by $55.1 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is due to the increase in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and June 2021.

Change in Fair Value of Advanced Subscription Agreements

Change in fair value of advanced subscription agreements increased by $7.2 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is due to the fair value of the underlying shares increasing by £13.94 per share during the period from January 1, 2021 to July 31, 2021, which is higher than the increment of £0.21 per share during the nine months ended September 30, 2020.

Interest Expense

Interest expense increased by $5.9 million, or 440%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is due to an increase of $1.3 million related to the secured loan notes issued in April 2021 that bear interest at a fixed rate of 9.2% per annum, and an increase of $4.9 million related to the convertible loans issued between July 2020 and June 2021 that bear interest at a fixed rate of 8.0% per annum, offset by a decrease of $0.3 million related to GM loan which was repaid in April 2021.

Other (Expense) Income, net

Other expense was ($0.5) million for the nine months ended September 30, 2021, as compared to other income of $1.3 million for the nine months ended September 30, 2020. The change is primarily due to an unfavorable change in foreign exchange rates of $0.9 million as well as a decrease of $0.7 million in grant income.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our formation and expect to continue incurring operating losses for the next several years. As a result, we will need additional capital to fund our operations, which we may obtain through the sale of equity, debt financings, collaborations, licensing arrangements, revenue from customers or other sources. Through September 30, 2021, we have received gross proceeds of $175.6 million through sales of equity, advanced subscription agreements, convertible loan notes and debt financings. As of September 30, 2021, we had cash of $8.6 million, of which $3.8 million was held outside the United States. In the fourth quarter of 2021, we issued notes with a principal amount of $7.5 million and have the capacity to issue another $4.0 million under this facility.

On November 18, 2021 we completed the Business Combination, which raised $178.8 million, consisting of $230.0 million of cash received in the trust, less redemptions of $132.8 million, as well as $128.5 million, through a PIPE investment, net of expenses of $46.9 million. The $178.8 million in proceeds were offset by a payment of $75.0 million from the Company to Apollo as stipulated in the Forward Purchase Transaction (see Note 15). The Company believes that the additional loans together with the funds raised from the Business Combination and PIPE investment will be sufficient to fund our operating expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. As such, the Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(29,927)	$(16,256)
Net cash used in investing activities	(2,618)	(2,023)
Net cash provided by financing activities	26,836	23,250
Effect of exchange rate changes on cash	(101)	(208)
Net (decrease) increase in cash	$(5,810)	$4,763

Cash Used in Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $29.9 million, primarily resulting from our net loss of $161.9 million, which includes non-cash expenses including: changes in fair value of derivative liability of $58.3 million, loss on issuance of convertible loans notes of $44.2 million, changes in fair value of advanced subscription agreements of $6.5 million, non-cash interest expense of $4.2 million, non-cash charges for depreciation and amortization of $3.3 million and non-cash loss on foreign currency remeasurement. The net loss was also offset by $15.0 million related to changes in components of working capital, including an increase of $0.2 million in accounts receivable, an increase of $5.2 million in accounts payable due to more vendors’ payments to support the revenue growth, a decrease of $3.7 million in prepaid expenses and other assets due to receipt of $4.0 million compensation for an insurance claim offset by $0.5 million increase in prepayments and VAT recoverable and an increase of $6.4 million in accrued expenses and other liabilities mainly due to increase in professional fee accrual of $3.2 million, increase in accrued interest of $2.2 million, increase in accrued development and technology expense of $1.5 million and increase of accrued compensation and benefits cost of $3.5 million, offset by settlement of accrued claim of $4.0 million.

During the nine months ended September 30, 2020, net cash used in operating activities was $16.3 million, primarily resulting from our net loss of $22.9 million, which is offset by non-cash charges for depreciation and amortization of $3.3 million, changes in fair value of derivative liability of $3.1 million, and non-cash interest expense of $0.4 million. The net loss was also adjusted by changes in fair value of advanced subscription agreements of $0.7 million and foreign currency adjustments of $0.1 million, offset by $0.5 million related to changes in components of working capital, including an increase of $0.2 million in accounts receivable, an increase of $1.4 million in accounts payable due to more vendors’ payments to support the revenue growth and a decrease of $0.6 million in accrued expenses and other liabilities mainly due to payment of bonus accrued at the end of December 31, 2019.

The increase in cash used by operating activities in 2021 compared to 2020 is the Company’s significant increased spending on technology and development and sales and marketing related to its expansion into marketplaces and automotive business insights, as well as increases in general and administrative expenses related to his expansion and becoming a public company.

Cash Used in Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $2.6 million, primarily driven by capitalized internally developed software costs of $2.1 million and purchase of office equipment of $0.5 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $2.0 million, respectively, primarily driven by our capitalized internally developed software costs.

Cash Provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $26.8 million, primarily driven by $15.2 million net cash proceeds received from issuance of convertible notes and $25.0 million net cash proceeds received from issuance of fixed rate secured loan notes, offset by a $10.1 million repayment of our related party debt, a $3.1 million payment of deferred financing costs and a $0.1 million repayment of our loan payable.

During the nine months ended September 30, 2020, net cash provided by financing activities was $23.3 million, primarily driven by $10.1 million cash proceeds received from issuance of credit facility with GM, $1.0 million of the remaining cash proceeds received from B Ordinary shares issued during the year ended December 31, 2018, $11.8 million cash proceeds received from issuance of convertible notes and $0.3 million cash proceeds received from the issuance of advanced subscription agreements.

Contractual Obligations

We lease office space and data center space under operating lease agreements.

The following table sets forth our future contractual obligations as of December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Total
General Motors debt (1)	$10,503	$—	$—	$—	$—	$10,503
Operating lease obligations (2)	799	266	—	—	—	1,065
Convertible loan notes (3)	—	—	59,621	—	—	59,621
	$11,302	$266	$59,621	$—	$—	$71,189
(1)	Amounts reflect the outstanding principal and accrued interest as of December 31, 2020. The principal and accrued interest was due on December 31, 2021 but was repaid in full in April 2021 with the proceeds from the debt financing secured in the same month.
(2)	Amounts reflect payments due for our leased office space in Manchester, UK under one operating lease agreement that expires in April 2022.
(3)	Amounts reflect our aggregate obligation if all convertible loan noteholders elected to receive repayment of their loans upon maturity rather than allowing the loans to convert into shares of equity. The amounts are comprised of the outstanding principal balance, unpaid accrued interest as of the maturity date, and a redemption premium equal to 100% of the outstanding principal. Not included in the above table is the aggregate principal of $21.2 million received for the additional convertible loans issued in 2021, resulting in an additional potential obligation to convertible loan noteholders of $46.5 million due during the year ended December 31, 2023.

Palantir Master Subscription Agreement

In May 2021, we entered into a master subscription agreement with Palantir Technologies Inc. (“Palantir”) for access to Palantir’s proprietary software for a six-year period. The remaining payments for this software subscription are $50.0 million.

Microsoft Customer Agreement

In June 2021, we entered into a cloud hosting agreement with Microsoft Corporation (“Microsoft”) for access to Microsoft’s Azure cloud services platform for a five-year period. The remaining payments for this cloud computing service are £70.8 million ($95.4 million) which are due in 2026.

Amazon Web Services

The Company is party to a cloud hosting agreement with Amazon Web Services, Inc. and Amazon Web Services EMEA SARL (collectively, “AWS”) for access to AWS’s cloud services platform for a three-year period. The remaining payments for this cloud computing service are $1.7 million in 2021, $7.1 million in 2022 and $9.4 million in 2023.

Fixed Rate Secured Loan Notes Issuance

In April 2021, we entered a Loan Note Instrument agreement in which it issued fixed rate secured loan notes in a principal amount of $21.5 million that bears interest at a fixed per annum rate of 9.2% until its maturity date in April 2024. Pursuant to the agreement, we issued further notes of $10.0 million in July 2021. In the fourth quarter of 2021 we issued an additional $7.5 million under the Loan Note Instrument.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

An accounting policy is critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements.

We believe that of our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations.

Revenue Recognition

We recognize revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers for all periods presented.

Our customer agreements include one or a combination of the following contractual promises for a fixed contractual fee: (i) the supply of specified connected vehicle data and derived insights through the Wejo ADEPT Platform made available via a secured access to the Wejo ADEPT platform or via a web-based portal; (ii) the granting of a non-transferrable license to use the specified data in the manner described in each customer agreement; and, only if required, (iii) Wejo ADEPT Platform set up and connectivity services. We assess our customer agreements under ASC 606 and determined that the above contractual promises collectively represent a single performance obligation.

The transaction price is comprised of the contractual fixed fee specified in each customer agreement and is allocated to the single performance obligation. We recognize revenue when our performance obligation is satisfied through the fulfillment of the contractual promises. Our performance obligation is generally fulfilled when we provide access to the specified data either throughout the duration of each customer agreement’s contractual term or upon delivery of a one-time batch of historic data. We may deliver data and the license without supplying connectivity services. As such, we recognize revenue for customers with a contractual agreement to provide data over a period ratably over the term of the contract which is typically one year. We recognize revenue for historic batches of data to the customer, upon delivery of such data. Standard payment terms are 14 days from the date of the invoice which is typically sent to the customer monthly or upon delivery of the one-time historic batch of data.

In arrangements where another party (i.e. OEMs) is involved in providing specified services to a customer, we evaluate whether we are the principal or agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment and discretion in establishing price. Pursuant to the terms of the Data Sharing Agreements, certain rights retained by the OEMs over the connected vehicle data being supplied to the customers were determined to provide the OEMs with control over the data and we have determined that we act as the agent in this arrangement and recognize revenue on a net basis.

We applied the practical expedient in ASC 606 to expense as incurred those costs to obtain a contract with a customer for which the amortization period would have been one year or less.

Internally Developed Software Costs

We capitalize certain costs incurred for the internal development of software. Internally developed software includes our proprietary portal software and related applications and various applications used in our management’s portals. We expense costs incurred during the preliminary project stage for internal software programs as incurred. We capitalize external and internal costs incurred during the application development stage of new software development, as well as for upgrades and enhancements for software programs that result in additional functionality. Where applicable, we amortize over a software’s estimated useful life costs for the internally developed software. We take impairment charges when circumstances indicate that the carrying values of the assets were not fully recoverable. In the nine months ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, we have not recognized any impairment charges.

Valuation of Advanced Subscription Agreements and Derivative Liability

We record our ASAs at fair value with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.

Our outstanding convertible notes contained redemption features that meet the definition of a derivative instrument. We classified these instruments as a liability on our condensed consolidated balance sheets because the redemption features were not clearly and closely related to its host instrument and met the definition of a derivative. The derivative liability was initially recorded at fair value upon issuance of the convertible notes and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability were recognized on the condensed consolidated statements of operations and comprehensive loss.

The fair value of the ASAs and derivative liability were determined using a scenario-based analysis. Five primary scenarios were considered: qualified financing, unqualified financing, merger or acquisition, held to maturity, and insolvency (“Exit Events”). The fair value of the advanced subscription agreements and derivative liability is comprised of the value of a conversion component and a put option component. The estimated fair value of each component is calculated independently and the added together to determine the total estimated fair value of the advanced subscription agreements or derivative liability under each scenario. The value of the advanced subscription agreements and derivative liability under each scenario was then probability weighted to arrive at the respective instrument’s recorded estimated fair value.

Assumptions and inputs used to calculate the value of the conversion component include the following:

●	the amount of principal and accrued interest, if applicable;
●	the conversion price;

●	the estimated time until the scenario’s respective Exit Event; and
●	the current estimated fair value of our Ordinary share

The fair value of the put options was estimated using the Black-Scholes option pricing model (“OPM”).

Assumptions used in the OPM include the following:

Expected volatility — We applied re-levered equity volatility based on the historical unlevered and re- levered equity volatility of our publicly traded peer companies.

Expected dividend — Expected dividend yield of zero is because we have never paid cash dividends on ordinary shares and do not expect to pay any cash dividends in the foreseeable future.

Expected term — The estimated time until the scenario’s respective Exit Event.

Risk-free interest rate — The risk-free interest rate is determined by reference to the UK Treasury yield curve for the period commensurate with the expected timing of the exit event.

Fair value of ordinary share — See “Share-Based Compensation” below for discussion of how the fair value of our ordinary share is determined.

Share-Based Compensation

We measure share-based awards granted to employees and directors based on the fair value on the date of the grant using the Black-Scholes option-pricing model for options, which uses as inputs the fair value of our ordinary and A ordinary shares and assumptions we make for the volatility of our ordinary and A ordinary shares, the expected term of our share-based awards, the risk-free interest rate for a period that approximates the expected term of our share-based awards and our expected dividend yield. For employee shares with a combination of service and performance conditions, we recognize non-cash share-based compensation expense on a straight-line basis over the requisite service period when the achievement of a performance-based milestone is probable of being met based on the relative satisfaction of the performance condition as of the reporting date.

We have not recognized any share-based compensation as of September 30, 2021, September 30, 2020, December 31, 2020 and December 31, 2019 as the performance condition triggering the options to become exercisable has not been deemed probable of occurring.

Determination of the fair value of our ordinary and A ordinary shares

As there has been no public market for our ordinary and A ordinary shares to date, the estimated fair value of our ordinary and A ordinary shares has been determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of ordinary and A ordinary shares. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our ordinary and A ordinary shares valuations were prepared using either an option pricing method, or OPM, which used market approaches and income approaches to estimate our enterprise value. The OPM treats ordinary and A ordinary shares as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. A discount for lack of marketability of the ordinary and A ordinary shares is then applied to arrive at an indication of value for the ordinary and A ordinary shares.

In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our ordinary shares as of each grant date, including:

●	the prices at which we sold ordinary shares;

●	our stage of development and our business strategy;
●	external market conditions affecting the industry, and trends within the industry;
●	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
●	the lack of an active public market for our ordinary and A ordinary shares;
●	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or a sale of our company in light of prevailing market conditions; and
●	the analysis of IPOs and the market performance of similar companies in the industry.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our ordinary and A ordinary shares and our share- based compensation expense could be materially different.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing in this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, which are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations. We maintain significant amounts of cash that are in excess of federally insured limits in various currencies, placed with one or more financial institutions for varying periods according to expected liquidity requirements.

Interest Rate Risk

As of September 30, 2021, we held cash of $8.6 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying United States and UK bank interest rates. We have not entered investments for trading or speculative purposes.

Foreign Currency Exchange Risk

We maintain our condensed consolidated financial statements of Wejo in pounds sterling, but for financial reporting purposes our financial statements have been presented in U.S. dollars, the reporting currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.

Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other (expense) income, net in the condensed consolidated statement of comprehensive loss. The financial statements of entities are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates and shareholders’ deficit is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to other comprehensive loss, a component of shareholders’ deficit.

Our operating expenses are denominated in the currencies of the countries in which its operations are located, which are primarily in the UK and the U.S. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar or pounds sterling would have a material impact on our operating results.

We invest in a variety of financial instruments, principally cash deposits, money market funds, securities issued by the U.S. government and its agencies and corporate debt securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability and intention to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not currently have any auction rate or mortgage-backed securities. We do not believe our cash and cash equivalents have significant risk of default or illiquidity; however, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (SEC) rules and forms.

Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in the Company’s internal controls over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our internal controls over financial reporting were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to our financial reporting as of September 30, 2021 and December 31, 2020. Specifically, this material weakness relates to the insufficient design and implementation of processes and controls over financial reporting. We have also identified a second material weakness related to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary processes, systems, personnel and related internal controls in place. We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the identified material weaknesses. At the time of this Form 10-Q, these material weaknesses have not been remediated.

Remediation Efforts

We have taken certain measures to remediate the material weaknesses described above, including hiring a Chief Financial Officer (in March 2021), a Corporate Controller (in August 2021) and a Head of Financial Reporting (in September 2021), all of whom have public company U.S. GAAP financial reporting experience and we continue to hire additional personnel with strong accounting, internal control and Sarbanes Oxley implementation experience. In addition, we have engaged third-party specialists to assist in our remediation efforts, including the design and establishment of processes and controls over financial reporting, the selection and implementation of upgraded financial reporting systems, and the design of our finance organization to identify additional finance and technical U.S. GAAP accounting resources we need to support effective internal controls. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing a remediation plan; however, these remediation measures will be time consuming and will place significant demands on our financial and operational resources.

While we believe that the efforts taken to date and those planned for remediation will improve the effectiveness of our internal control over financial reporting, these remediation efforts are ongoing and will require a sufficient period of time to operate for management to be able to conclude that the design is effective to address the risks of material misstatement and that such controls are operating effectively through testing of such controls. We may conclude that additional measures are necessary to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding the Company’s legal proceedings, see Note 13 to our Consolidated Condensed Financial Statements.

Item 1A.Risk Factors.

In addition to the other information contained in this Quarterly Report, including the matters addressed under the heading “Forward-Looking Statements,” you should carefully consider the following risk factors.

Unless otherwise stated or unless the context otherwise requires, all references to “we,” “us,” “our,” “Wejo” or the “Company” in this section refer to (i) Wejo Limited prior to the consummation of the Business Combination and (ii) Wejo Group Limited following the consummation of the business combination.

The following risk factors apply to the business and operations of the Company. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of the Company. You should carefully consider the following risk factors in addition to the other information included in this Form 10-Q. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with our financial statements and notes to the financial statements included herein.

Risks Related to Our Business and Industry

We have a limited operating history and may be unable to achieve or sustain profitability or accurately predict our future results.

We have been developing and selling new connected vehicle data products and services, including developing our technology, our customers, and our relationships with OEMs and other automotive vendors. Because our business and the market for our products are both new, evaluating the current business and its future performance is difficult and based upon limited historical data, a changing market, and our ability to influence the market. This applies to predictions of both revenue and expenses.

Building our business to date, we have accumulated losses. Our continued investment in new technology and services will add to our operating expenses. We cannot assure you that we will be profitable, that we will be able to sustain profitability, or of the magnitude of our profitability.

Our financial performance may be adversely impacted if we fail to address the “Risk Factors” described in this section, or any other risks and challenges that we may face. If our assumptions for addressing the risks that we have identified and other business conditions are incorrect, our plans for operating the business may be impacted and we may not achieve our planned and expected results.

Growing our business requires us to continue investing in technology, resources, and new business capabilities; these investments may contribute to losses, and we cannot guarantee that any will be successful or contribute to profitability.

Our plans for operating the business and leading further growth of the connected vehicle data ecosystem include adding to our large data processing capabilities to create new products and services for a wide variety of participants in the road transportation industry. These plans include developing new products and services to and for transportation systems, OEMs, auto suppliers, and others. These investments could contribute to losses, and we cannot guarantee whether or when any of the new products and services will become operational, be successful with customers, or whether they will be profitable.

If we do not develop enhancements to our services and introduce new services that achieve market acceptance, our growth, business, results of operations and financial condition could be adversely affected.

Our ability to attract new customers for our connected vehicle data products and services and increase revenue from existing customers depends in part on our ability to enhance and improve our existing services, increase adoption and usage of our services, and introduce new services. The success of any enhancements or new services depends on several factors, including timely completion, adequate quality testing, actual performance quality, market accepted pricing levels and overall market acceptance.

Enhancements, such as additional technology features, and new connected vehicle data products and services that we develop may not be developed or introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our platform or other services or may not achieve the broad market acceptance necessary to generate significant revenue. Furthermore, our ability to increase the usage of our services depends, in part, on the development of new uses for our services, which may be outside of our control. Even if our new and improved products and services are successful, they may not operate without excessive and unforeseen costs, or without technical challenges that impair broader sales. As the growth of the connected vehicle data market involves new products and services that customers have not previously had opportunity to acquire, our success depends upon whether, the extent that, and the timing of when, customers accept and purchase the new products and services. Since we cannot control any of these factors, we cannot guarantee that improved and new products and services will not contribute to losses or will operate or sustain profitable operation. If in reaching customer acceptance and adoption of improved and new products and services we need to increase sales expenses beyond what we anticipate, our ability to limit losses and reach and maintain profitability for those products and services may be adversely impaired.

We anticipate growth in the connected vehicle data market; if we do not successfully match our growth to the growth of the connected vehicle data market, our business could be materially and adversely affected.

Our strategy for investing in new products and services supports our expectations of demand for new products and services in the connected vehicle data market and for growth of that market in new regions and countries. For example, we plan to offer services that provide data processing capabilities to OEMs, Tier 1s, and Automotive Ecosystem partners and that increase insights and visualizations from connected vehicle data. We also plan to sell current and future services in new countries where we do not already have customers. If our investments do not create successful new products and services that support growth of the business, or if our strategy for growth does not match demand for growing products and services in the connected vehicle data market, our business performance could be adversely impacted.

We cannot guarantee the success of our growth strategy or that our investments in growth of the business will lead to profitable returns. We may incur unexpected costs in developing technologies and services, we may generate insufficient capital from operations or elsewhere to fund growth, we may incur sales expenses that we did not plan for or anticipate, we may incorrectly identify areas of connected vehicle data market growth and the connected vehicle data market could grow more slowly than we anticipate or not at all. Any of these factors could impair our ability to grow the business as we plan and could materially and adversely impact our financial performance and profitability.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those holders of our common shares. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

We have experienced growth and expect our growth to continue, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.

We have experienced substantial growth in our business. We have grown the number of OEMs who provide us data, the amount of data that our systems process, our customer base, and the services and upcoming services we offer. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure, and management. If we grow and make organizational changes without preserving key aspects of our culture, we could adversely impact our chances for success, to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.

In addition, continued growth will require us to improve our operational, financial and management controls, compliance programs, and reporting systems. We may discover deficiencies in these controls, programs, and systems as we grow, which in turn could adversely affect our business, results of operations, and reputation. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase. If our growth continues, it could strain our ability to maintain reliable service levels for our customers. If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected.

Our business depends on maintaining and growing our customer base; if we fail to maintain and grow our customer base, our business, results of operations and financial condition could be adversely affected.

We are pioneering the connected vehicle data business, for which we expect a growing customer base. Our plan for growing revenue depends upon maintaining customers and obtaining new customers. Current and potential customers may not value or may be slow to value the benefit of our products and services, may not agree that our products and services are as valuable as we anticipate, may find alternative sources of information to replace the products and services that we offer and plan to offer, may not be satisfied with our delivery of our products and services, or may decide that our products and services are not the products and services that they need. We cannot predict if and when customers will decide to purchase or continue purchasing our products and services. In addition, when customers do purchase our products and services, we cannot predict the amount of data that customers will purchase. If for any of these reasons or others, we do not maintain and grow our customer base as we anticipate, then our business, results of operations, and financial condition could be adversely affected.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements or preferences, our products may become less competitive.

The market for products and services based upon connected vehicle data is in its early stages and evolving. It is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop new services that satisfy our customers and provide enhancements and new features for our existing services that keep pace with rapid technological and industry change, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that can deliver competitive services at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete effectively.

Our platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we may need to continuously modify and enhance our services and platform to adapt to changes and innovation in these technologies. If OEMs and customers adopt new software platforms or infrastructure, we may be required to develop new or enhanced versions of our services to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations, and financial condition. Any failure of our services and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our services. If we are unable to respond to these changes in a cost-effective manner, our services may become less marketable and less competitive or obsolete, and our business, results of operations, and financial condition could be adversely affected.

As a pioneer in the connected vehicle data business, we offer new products and services and depend upon the willingness of our automotive data providers to provide data for these new products and services.

The market for connected vehicle data products and services is new, as are many of the products and services that we develop, plan to develop, and offer. Our current financial plans depend largely upon the introduction of new products and services and the desire of our automotive data providers to provide data for use in these new products and services. Our success with our data providers with our current products and services does not guarantee that our data providers will support all our planned future products and services. From time to time, data providers have and may continue to extend time considering support for new products and services. In such cases, we may be slower than we planned, or even prevented from, introducing the impacted new products and services. Potential customers impacted by these delays may lose interest in the products and services or seek alternatives to our products and services, and if either of these occurs, our reputation with our customers or in the market may suffer. If we are unable to obtain connected vehicle data for our planned products and services, our business, results of operations, and financial condition could be adversely affected.

Acceptance by our current customers of our products and services from our platform that processes large streams of connected vehicle data does not prove that a larger or future connected vehicle data market will accept our platform.

We have developed and continue to develop products and services using our platform that processes the large streams of connected vehicle data that we continuously receive. While current customers rely on delivery from this platform for the products and services that they purchase from us, there is no guarantee that those customers will continue to accept our platform for delivery. In addition, there is no guarantee that future customers will desire, accept, or be able to receive some or all of our products and services from our platform. Future customers may demand different forms of delivery of products and services or may not have the technical capability to receive our current and planned products and services. This may increase our expenses in developing technology to adapt to customer needs and requirements. If future customers are unwilling to accept products and services from our platform, or we increase expenses beyond levels we anticipate in order to adapt our platform to meet future customers’ needs, our business, results of operations, and financial condition could be adversely affected.

We rely, in part, on relationships with other businesses to demonstrate the value of our connected vehicle data products and services to end users of the data. This approach may impact our ability to meet financial objectives and to scale to a larger market.

For some customers, we deliver connected vehicle data products and services by entering into contracts with other entities that offer capabilities that we do not yet offer or did not plan to offer. This approach has the potential of adding unpredictable costs and complexities to the delivery of our products and services, as well as reducing our potential revenue. For example, we may incur expenses building a connection to another company’s system, or the IT and data security profiles of the other company may not meet our technological and security standards and may take longer to integrate and remediate than planned. In addition, the end customer may not be willing to pay a higher price because we and the other business are both involved in processing the data. As a result, our share of revenue from the data may be adversely impacted. Our ability to meet our anticipated market growth depends upon our ability to manage these relationships and to grow our capabilities to reduce dependence upon these relationships. If we do not successfully manage these relationships and adapt our products and services to address these challenges, we may not be able to grow our revenue or our business in the connected vehicle data market as we anticipate, and our business, results of operations, and financial condition could be adversely affected.

Our products rely on live data streams from OEMs; if we are unable to maintain sufficient contracts with such partners for data streams, the value of our data products and services may be impaired.

Our products and services depend upon the availability of connected vehicle data. We obtain this data through our relationships with OEMs. Some or all of the OEMs from whom we obtain connected vehicle data may decide to limit or withdraw the availability of their connected vehicle data if we do not meet their business goals for connected vehicle data, sales or revenue targets, or our obligations under our contracts. Some of our products require a minimum volume of connected vehicle data in a given market to provide meaningful value to customers. We cannot offer our key products and services in a region or market where we do not have contracts to receive connected vehicle data. If we are unable to maintain sufficient contracts with OEMs for data streams, we may be unable to offer certain data products and services and the value of those we offer may be limited. As a result, our business, results of operations and financial condition could be adversely affected.

Our products rely upon data available on reasonable economic terms and with reasonable permissions; if our data providers do not offer data at reasonable prices, or restrict use of the offered data, our ability to offer certain products and services will be impaired.

Our products and services depend upon connected vehicle data, which we obtain through our relationships with OEMs, available on reasonable economic terms. If the economic terms of our agreements with OEMs or such sources do not allow us to cover costs of our business as we anticipate, our revenue will be negatively impacted. In addition, if we receive connected vehicle data under a contract that restricts our ability to offer our connected vehicle data products and services, or that limits our ability to offer our products and services in an efficient manner, or if the data provider fails to adhere to our quality-control standards or fails to meet service-level agreements, we may not obtain the revenue that we anticipated from that data. If we cannot obtain alternative data for the impacted market, our business, results of operations, and financial condition could be adversely affected.

If we are unable to expand our relationships with OEMs and add new OEMs as data providers, our business, results of operations, and financial condition could be adversely affected.

We believe that the continued growth of our business depends in part upon developing and expanding strategic relationships with OEMs. OEMs provide connected vehicle data that is a core component of our connected vehicle data products and services. As part of our growth strategy, we intend to expand our relationships with our existing OEM data providers and add new relationships with additional OEMs. In addition to obtaining data, we offer services to OEMs, Tier 1s, and participants in the Automotive ecosystem to assist them in identifying, processing, and converting to a useable standard, connected vehicle data that support useful services in the market. If connected vehicle data from new OEM  suppliers does not meet our technical or quality standards, it may not be suitable for use in our products and services, or we may face increased technical costs processing the data, which could adversely impact our continued growth. If we fail to expand our relationships with existing OEMs or establish relationships with new OEMs in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at building these relationships but there are problems or issues with integrating our systems with those of the OEMs, our reputation and ability to grow our business may be harmed.

Any failure to offer high quality data user support may adversely affect our relationships with our consumers and prospective consumers, and adversely affect our business, results of operations and financial condition.

Many of our customers depend on our customer support team to assist them in deploying our services effectively, to help them to resolve post-deployment issues quickly, and to provide ongoing support. If we do not devote sufficient resources or are otherwise unsuccessful in assisting our data customers effectively, we could adversely affect our ability to retain existing data consumers and could prevent prospective data customer from adopting our services. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our business, results of operations and financial condition. Our revenues are highly dependent on our business reputation. Any failure to maintain high quality customer support, or a market perception that we do not maintain high quality customer support, could erode customer trust and adversely affect our reputation, business, results of operations and financial condition.

We may undertake acquisitions or divestitures, which may not be successful, and which could materially adversely affect our business, financial condition and results of operations.

From time to time, we may consider acquisitions, which may not be completed or, if completed, may not be ultimately beneficial to us. We also may consider potential divestitures of businesses from time to time. We routinely evaluate potential acquisition and divestiture candidates and engage in discussions and negotiations regarding potential acquisitions and divestitures on an ongoing basis; however, even if we execute a definitive agreement, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Moreover, there is significant competition for acquisition and expansion opportunities in our industry.

Acquisitions involve numerous risks, including (i) failing to properly identify appropriate acquisition targets and to negotiate acceptable terms; (ii) incurring the time and expense associated with identifying and evaluating potential acquisition targets and negotiating potential transactions; (iii) diverting management’s attention from the operation of our existing business; (iv) using inaccurate estimates and judgments to evaluate credit, operations, funding, liquidity, business, management and market risks with respect to the acquisition target or assets; (v) litigation relating to an acquisition, particularly in the context of a publicly held acquisition target, that could require us to incur significant expenses, result in or delay or enjoin the transaction; (vi) failing to properly identify an acquisition target’s significant problems, liabilities or risks; (vii) not receiving required regulatory approvals on the terms expected or such approvals being delayed or restrictively conditional; and (viii) failing to obtain financing on favorable terms, or at all. In addition, in connection with any acquisitions, we must comply with various antitrust requirements, and it is possible that perceived or actual violations of these requirements could give rise to litigation or regulatory enforcement action or result in us not receiving the necessary approvals to complete a desired acquisition.

Furthermore, even if we complete an acquisition, the anticipated benefits from such acquisition may not be achieved unless the operations of the acquired business, platform or technology are integrated in an efficient, cost-effective and timely manner. The integration of any acquisition includes numerous risks, including an acquired business not performing to our expectations, or not integrating it appropriately and failing to realize anticipated synergies and cost savings as a result, and difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, data, products and services of the acquired business with ours. The integration of any acquisition will require substantial attention from management and operating personnel to ensure that the acquisition does not disrupt any existing operations or affect our reputation or our clients’ opinions and perceptions of our platforms and solutions. We may spend time and resources on acquisitions that do not ultimately increase our profitability or that cause loss of, or harm to, relationships with key employees, clients, third-party providers or other business partners.

Divestitures also involve numerous risks, including: (i) failing to properly identify appropriate assets or businesses for divestiture and buyers; (ii) inability to negotiate favorable terms for the divestiture of such assets or businesses; (iii) incurring the time and expense associated with identifying and evaluating potential divestitures and negotiating potential transactions; (iv) management’s attention being diverted from the operation of our existing business, including to provide on-going services to the divested business; (v) encountering difficulties in the separation of operations, platforms, solutions or personnel; (vi) retaining future liabilities as a result of contractual indemnity obligations; and (vii) loss of, or damage to our relationships with, any of our key employees, clients, third-party providers or other business partners.

We cannot readily predict the timing or size of any future acquisition or divestiture, and there can be no assurance that we will realize any anticipated benefits from any such acquisition or divestiture. If we do not realize any such anticipated benefits, our business, financial condition and results of operations could be materially adversely affected.

We are highly dependent on the services of our CEO and founder, Richard Barlow.

We are highly dependent on our CEO and founder, Richard Barlow. Mr. Barlow has acted as Wejo’s Chief Executive Officer since our inception, and as such, is deeply involved in all aspects of our business. Our future business and results of operations depend in significant part upon the continued contributions of Mr. Barlow. If we lose those services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees in addition to Mr. Barlow and the current team, the development of our business plan could be adversely affected and harm our business. Negative public perception of, or negative news related to, Mr. Barlow may adversely affect our brand, relationship with customers or standing in the industry.

If we are unable to hire and retain key executives, our business will suffer.

Our executive team has played and continues to play a key role in the development of our business. Our future business and results of operations depend in significant part upon the continued contributions of our executive team. If we lose those services or if they fail to perform in their current positions and we are unable to attract and retain effective replacements, the development of our business plan could be adversely affected and harm our business.

If we are unable to hire, retain and motivate qualified employees, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry and where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

If our stock becomes publicly traded as we anticipate, volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key employees. Many of our key employees are, or will soon be, vested in a substantial number of shares of common stock or stock options. As we have completed the business combination, employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above a future trading price of our common stock. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

The COVID-19 pandemic has disrupted the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses, and individuals around the world. The impact and duration of the COVID-19 pandemic are difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will depend upon the actions taken by governments, businesses, and other enterprises in response to the pandemic. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty.

Adverse market conditions resulting from the spread of COVID-19 could materially adversely affect our business and the value of our common shares.

Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic, include the transportation, retail, advertising, and entertainment industries and companies whose customers operate in impacted industries, and may reduce their technology or sales and marketing spending or delay their sales transformation initiatives as a result of the pandemic, which could materially and adversely impact our business. During 2020, we experienced certain headwinds as a result of the pandemic that adversely impacted our business. In early 2020, we experienced headwinds in some sales cycles as business leaders adapted to the impacts of the pandemic and we saw heightened cancellations and reductions in spend from customers in heavily impacted industries relative to our anticipated growth at the time. We also experienced longer sales cycles and more intense scrutiny, particularly for larger purchases and upgrades as customers and prospects re-assessed their growth trajectory in light of the changing economic environment. However, there can be no assurance that we won’t experience similar or other headwinds as a result of the pandemic in future periods. Any such factors could result in our experiencing slowed growth or a decline in new customer demand for our platform and lower demand from our existing customers for upgrades within our platform, as well as existing and potential customers reducing or delaying purchasing decisions. We could also experience an increase in prospective customers seeking lower prices or other more favorable contract terms and current customers attempting to obtain concessions on the terms of existing contracts, including requests for early termination or waiver or delay of payment obligations, all of which has adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

In response to the COVID-19 pandemic, we temporarily closed all of our offices (including our headquarters), enabled our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted Company events to virtual-only experiences, and we may deem it advisable to similarly alter, postpone, or cancel entirely additional events in the future. If the COVID-19 pandemic worsens, especially in regions where we have offices, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.

The COVID-19 pandemic could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Further, the COVID-19 pandemic has resulted in our employees and those of many of our customers and vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’, access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.

Our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the COVID-19 pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic including vaccine availability and deployment; the impact on the health and welfare of our employees and their families; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; delays in hiring and onboarding new employees; and the effect on our partners, vendors, and supply chains, all of which are uncertain and cannot be predicted. Because of our largely subscription- based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third- parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

Unfavorable conditions in our industry, the automotive industry, the global economy, or reductions in spending on technology could adversely affect our business, results of operations and financial condition.

Our business is impacted by changes in our industry, the automotive industry, or the global economy on our customers and automotive data providers. Our results of operations depend in part on customer investment in technology to connect to and utilize our products and services. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting and by their willingness to increase the scale of their purchases of our products and services. To the extent that weak economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control such as the COVID-19 pandemic, result in a reduced volume of business by our customers and prospective customers, demand for, and use of, our products may decline. To the extent that any of these factors impact the sale of new vehicles with connectivity or the investment by OEMs into vehicle connectivity, the supply of connected vehicle data in one or more of our existing or anticipated markets may fail to meet our expectations and we may not be able to offer the products and services that we anticipate and demand for and revenue from our products and services may slow or fall. If due to any of these factors, our customers reduce their use of our products, or prospective customers delay adoption or elect not to adopt our products, or if OEMs reduce their investments in vehicle connectivity, as a result of a weak economy, this could adversely affect our business, results of operations and financial condition.

The market in which we participate is intensely competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.

The market for connected vehicle data products is rapidly evolving, fragmented and highly competitive, with relatively low barriers to entry in some segments. To compete effectively, we will have to maintain and grow credible relationships with OEMs, provide products and services that customers will accept, continue scaling our data processing and supporting operations to provide satisfactory service levels, and continue to build knowledge among current and potential customers of the value of our connected vehicle data products and services. The principal competitive factors in our market include completeness of offering, credibility with customers and OEMs, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our products. Our competitors fall into four primary categories:

●	Companies brokering or creating marketplaces for connected vehicle data
●	Companies that develop platforms for processing connected vehicle data
●	Large technology companies such as Google
●	Automotive companies who may desire to independently market their connected vehicle data with partially or fully competing services

Some of our existing and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, and significantly greater resources than we do. In addition, some have the operating flexibility to bundle competing products and services at little or no perceived incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

With the introduction of new services and new market entrants, we expect competition to intensify in the future. Increased competition may result in pricing pressure and reduced margins and may impede our ability to increase the sales of our products or cause us to lose market share, any of which will adversely affect our business, results of operations and financial condition.

Larger and more well-funded companies with access to significant resources, large amounts of data or data collection methods, and sophisticated technologies may shift their business model to become competitive with us.

In addition, many of our potential competitors could have competitive advantages, such as greater name recognition, longer operating histories, significant install bases, broader geographic scope, and larger sales and marketing budgets and resources. Many of our potential competitors may have established relationships with independent software vendors, partners, and customers, greater customer experience resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical, and other resources. New competitors or alliances among competitors may emerge and rapidly acquire significant market share due to these or other factors.

Mergers and acquisitions in the technology industry increase the likelihood that our competitors in the future will be larger and have more resources. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.

Our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, or pricing pressure. As a result, even if our products and services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of our services.

We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause the share price of the Company to fluctuate or decline.

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because some of our sales to date have been customers making limited purchases, sales in any given quarter can fluctuate based upon the timing and success of our sales efforts. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts or investors. If we do not meet these expectations for any period, the value of our business and our securities, or those of the combined company, could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

●	the timing and magnitude of product and services orders and deliveries in any quarter;
●	our ability to retain our existing customers and attract new customers;
●	our ability to develop, introduce and sell products and services in a timely manner that meet customer requirements;
●	disruptions in our sales channels or termination of our relationship with customers or third-parties;
●	the ability of customers to implement or commercialize systems that incorporate our products and services;
●	delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new services or updates from us or our competitors;
●	fluctuations in demand pressures for our products;
●	changes in the cost of obtaining connected vehicle data and regulations impacting connected vehicle data;
●	the impact of the global COVID-19 pandemic and its duration;
●	any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments and new market entrants;

●	adverse litigation, judgments, settlements or other litigation-related costs, or claims that may give rise to such costs; and
●	general economic, industry and market conditions, including trade disputes.

Our consolidated financial statements include significant intangible assets which could be impaired.

We carry significant intangible assets on our condensed consolidated balance sheets. As of September 30, 2021, we had $9.9 million of intangible assets.

Pursuant to current accounting rules, we are required to assess intangibles for impairment at least annually or more frequently if impairment indicators are present. Impairment indicators include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in share price or market capitalization and negative industry or economic trends. The COVID-19 pandemic and impact on our business was an impairment indicator that we assessed. See “- Risks Related to COVID-19 - The ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, could materially impact our business and future results of operations and financial condition.” We assessed our intangible assets for impairment for the most recent reporting date as of September 30, 2021. Other intangible assets, such as internally generated development costs, are amortized across their useful economic lives. However, if impairment indicators are present, we are required to test such intangible assets for impairment.

Risk Related to Intellectual Property, Cybersecurity and Data Privacy

We may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating our rights may be costly. Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.

The success of our services and our business depends in part on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other international jurisdictions. We rely on a combination of patent, copyright, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will be issued with respect to our currently pending patent applications, including in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any of our patents will not be challenged, invalidated or circumvented. We have filed for patents in the United States and will also file for patents in certain international jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights or may be difficult to enforce in practice. Our currently issued patents and trademarks and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications may not provide sufficiently broad protection or courts may not enforce them in actions against alleged infringers.

We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to us or infringe our intellectual property.

Protecting against the unauthorized use of our intellectual property, products and other proprietary rights is expensive and can be difficult, particularly with respect to international jurisdictions. Unauthorized parties may attempt to copy or reverse engineer our solutions or certain aspects of our solutions that are considered proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products. Any such litigation, regardless of merit, could be costly, divert the attention of management and may not ultimately be resolved in our favor.

Even if a potential litigation obtains favorable outcomes, we may not be able to obtain adequate remedies. Further, many of our current and potential competitors could dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are available, and competitors based in other countries may sell infringing products and services in one or more markets. An inability to adequately protect and enforce our intellectual property and other proprietary rights or an inability to prevent authorized parties from copying or reverse engineering our solutions or certain aspects of our solutions that we consider proprietary could adversely affect our business, operating results, financial condition and prospects.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how.

We rely upon proprietary information (such as trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that we believe are best protected by means that do not require public disclosure.

We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our current or future partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford limited or no protection to our trade secrets.

We also rely on physical and electronic security measures to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or that these measures will provide adequate protection. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.

Third-party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, which if successful could restrict us from using and providing our technologies and solutions to our customers.

Although we have filed patent applications related to our products, a number of companies, both within and outside of the vehicle data service industry, hold other patents covering systems and methods for processing vehicle data. In addition to these patents, participants in this industry typically also protect their technology, especially software, through copyrights and trade secrets. As a result, there may be frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market. In addition, third parties may claim that the names and branding of our products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding of our products in the affected territories and we could incur other costs, including liability for damages.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers, and partners from damages and costs which may arise from the infringement by our products of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover all intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights, even if without merit, could adversely affect our relationships with our customers, may deter future customers from purchasing our products and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand and operating results.

Our defense of intellectual property rights claims brought against us or our customers, suppliers and partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights or licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect our business, operating results, financial condition and prospects.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with certain of our customers or other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, breach by us of confidentiality obligations, other liabilities relating to or arising from the use of our network and products, other liabilities relating to or arising from our use of networks and products of others, or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. For any such intellectual property rights indemnification claim against us or our customers, or other indemnification or similar claim we may incur significant legal expenses and have to pay damages, and for intellectual property claims, pay license fees and/or stop using technology found to be in violation of the third party’s rights. If we stop using a technology, we may be required to invest in alternative technology to support our products and services. Large indemnity or related payments, as well as the effort and expense of responding to claims, along with potential reputational impact of any such claims or payments, could harm our business, results of operations, and financial condition.

Breaches of our networks or systems, or those of our data providers or partners, could degrade our ability to conduct business, compromise the integrity of our products, platform and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and technology and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating proprietary information or that of our data suppliers, data consumers, partners and employees or to cause interruptions to our products and platform. In general, cyberattacks and other malicious internet-based activity continue to increase in frequency and magnitude, and cloud-based companies have been targeted in the past and are likely to continue to be targeted in the future. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process.

Although we devote significant financial and personnel resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of security breaches, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, introduction of a virus or similar breach or disruption of our business or our service providers, such as AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if our cybersecurity measures or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), or the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected. While we maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

Any disruption of service at our cloud service providers that host our platform or other services or facilities that Wejo relies on could harm our business.

We currently host our platform primarily using AWS as the cloud service provider. We also rely on third parties for network services. Our continued growth depends on the ability of our customers to access our platform at any time and within an acceptable amount of time.

Although we have disaster recovery and business continuity plans, and geographically diverse instances of our platform, any incident affecting our cloud service provider’s infrastructure, or other services or facilities that may be caused by fire, flood, severe storm, earthquake or other natural disasters, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our services to our customers. A prolonged cloud service provider disruption affecting our platform or a prolonged disruption affecting our network services, for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the cloud service providers we use.

In the event that our cloud service provider and/or network services agreements are terminated, or there is a lapse of service, we would experience interruptions in access to our platform as well as significant delays and additional expense in arranging new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure or communications network, which would adversely affect our business, operating results and financial condition.

Any disruption of services that we operate or that we depend upon from OEMs could harm our business and risk losing customers.

Our services in part rely on live data streams both in the data that we receive from our OEM data suppliers and in many of the data products that we provide to our customers. Our products that rely on live stream connected vehicle data depend upon the continued operation and performance of OEM systems at levels meeting our minimum requirements. If one or more of these OEM’s systems do not continue to operate or do not operate at sufficient performance levels, whether through technical limitations or decisions of the OEM to prioritize other aspects of their business, then our products may have reduced marketability and value, which will reduce our ability to obtain revenue and impair the performance of the business. Similarly, if we do not maintain or operate our systems at sufficient performance levels then our products may have reduced marketability and value, which will reduce our ability to obtain revenue and impair the performance of the business. Either of these situations could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs reprogramming, patching, and/or re-architecting our solutions for deployment if we need to recover from reduced or failed performance of our live stream systems, which would adversely affect our business, operating results, and financial condition.

Some of our applications utilize open-source software, and any failure to comply with the terms of one or more of these open-source licenses could negatively affect our business.

Our platform incorporates open-source software, and we expect to continue to incorporate open-source software in our platform in the future. Few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and platform.

Moreover, although we have implemented policies to regulate the use and incorporation of open-source software into our products and platform, we cannot be certain that we have not incorporated open-source software in our products or platform in a manner that is inconsistent with such policies. If we fail to comply with open-source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open-source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open-source software and that we license such modifications or derivative works under the terms of applicable open-source licenses. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open-source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products and platform and to re-engineer our products or platform or discontinue offering our products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional technology and development resources to re-engineer our products or platform, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.

Risks Related to Legal and Regulatory Matters and Being a Public Company

Our current and planned future business operations are and will be governed by various U.S. and international laws and regulations relating to privacy, data protection, consumer protection, and cybersecurity; if we fail to comply with any of these governing laws and regulations, the impact could harm our business, results of operations and financial condition.

Various laws, including the European Union’s General Data Protection Regulation 2016/679 (“GDPR”) and California’s Consumer Privacy Act (“CCPA”) impose obligations restricting the collection, use and transfer of personal data. The U.S. Federal Trade Commission and various states enforce consumer protection laws to impose obligations on the collection and use of consumer data and on security measures for protecting that data. Similarly, any country that we may enter into for business may have related or more stringent personal data, consumer protection and cybersecurity requirements.

The obligations that these laws and regulations impose can be extensive, including but not limited to restrictions on when data can be collected from a person, requirements to obtain consent to collect data from a person, requirements to disclose how data is collected, used and stored, requirements for extensive record keeping on systems processing personal data, geographic limitations on where the data can be stored and processed, contractual obligations that must be maintained with data providers and data recipients, standard contract clauses approved by the European Union (“EU”) when transferring data outside of the European Economic Area, responding to consumer inquiries, notifying regulatory authorities about data breaches, and designating data protection officers. We have incorporated into our platform and our operations features and processes that we believe allow us to comply with these types of laws and regulations in the locations where we currently collect data. Before we begin services into a new country, we review applicable laws and regulations and create a plan to update our systems and operating procedures, if necessary, to comply with all local data and related consumer protection requirements.

In addition, we maintain operations in the United Kingdom (“UK”), which has left the EU. The EU Commission has released a draft decision declaring UK data protection obligations adequate, which if ratified, would allow flow of data between from the EU to the UK with the same benefits as when the UK was part of the EU. If the decision is not ratified, we will be required to follow additional procedures, including implementing standard contract clauses approved by the EU to transfer data adequacy for processing or storage in the UK.

Failure to comply with any of the laws and regulations discussed in this section can result in fines and penalties. For example, failing to comply with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. If at any time our platform or operations are found noncompliant with these requirements, our business, results of operations, and financial condition may be materially and adversely impacted.

Meeting the obligations imposed by any of the above laws and regulations or any similar laws and regulations that may apply to our current and future business will impact our business. We will incur expenses investing in technology and procedures that allow our operations to comply with the applicable laws and regulations. We may be forced to store and process data in certain regions or countries. While we have taken this into account with our current plans, it is possible that complying with these requirements will require the business to spend additional expenses on operations, storage, and/or processing to meet our obligations.

Restrictions on the collection, use, sharing or disclosure of personal data or additional requirements and liability for security and data integrity may require us to modify our business practices, limit our ability to develop new products and features and subject us to increased compliance obligations and regulatory scrutiny. In addition, many consumer advocates, privacy advocates, and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of personal data. As a result, such advocates and regulators are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors, as well as contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. If there are new data limitations in any jurisdiction in which we are or plan to enter business, our ability to offer our products and services may be materially impacted. For example, new restrictions may require additional investment in our technology, may limit the availability of data that we obtain, or may impose new requirements on how data is collected. These restrictions may be unique to certain countries or regions and could be inconsistent with requirements in other countries or regions. Any of these factors has the potential to reduce the profitability of our products and services, or to reduce our ability to offer our products and services, and our business, results of operations, and financial condition may be materially and adversely impacted.

In addition, additional jurisdictions may impose data localization laws, which require personal information, or certain subcategories of personal information to be stored in the jurisdiction of origin. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer our marketplace in those markets without significant additional costs.

Typically, our obligations to comply with the regulations and laws discussed in this section are reflected in our contracts with our data providers. If we or our customers fail to comply with the laws and regulations discussed in this section, our OEM data providers may decide to reduce or terminate availability of their connected vehicle data, impose further limitations upon us that impact our ability to provide data to our customers, or terminate their contracts with us.

OEMs who provide us data are typically bound by the same or similar regulatory requirements that we face. If our OEM data providers fail to comply with the laws and regulations discussed in this section, they could be subject to fines and new requirements on their systems and their ability to provide us connected vehicle data may be reduced or interrupted entirely. They may also face pressure from consumer advocates, privacy advocates, and government regulators who believe that existing practices, laws and regulations do not adequately protect privacy or ensure the accuracy of personal data. One consequence of this is that they may decide to comply with the laws and regulations or respond to pressure from various consumer and privacy advocates in a manner that may adversely impact our ability to deliver our products and services, either by increasing costs or by deciding not to make connected vehicle data available.

If we fail to comply with any of these laws or regulations or any of our data providers or customers fail to comply with these laws or regulations, the result could include fines and penalties, harm to reputation, and negative impact on the results of our operations and financial condition.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and NASDAQ, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the corporate governance standards of the Sarbanes-Oxley Act (“SOX”) and NASDAQ. We have a limited history operating as a public company, and these requirements may place a strain on our management, systems and resources. In addition, we have incurred, and expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. NASDAQ requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting and comply with the Exchange Act and NASDAQ requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the market price of our common shares.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common shares, fines, sanctions and other regulatory action and potentially civil litigation.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules to (and plan to) rely on exemptions and relief from certain reporting requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions and relief include (i) not being required to comply with the auditor attestation requirements of Section 404 of SOX, (ii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iii) reduced disclosure obligations regarding executive compensation, and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. In this Form 10-Q, we have not included, and do not plan to incorporate by reference, all of the executive compensation-related information that would be required if we were not an emerging growth company.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We may remain an emerging growth company until the fiscal year-end following the fifth anniversary of the completion of the business combination, though we may cease to be an emerging growth company earlier under certain circumstances, including (1) if our gross revenue exceeds $1.07 billion in any fiscal year, (2) if we become a large accelerated filer, with at least $700.0 million of equity securities held by non-affiliates, or (3) if we issue more than $1.0 billion in non-convertible notes in any three-year period.

We cannot predict whether investors will find our common shares less attractive if we rely on these exemptions and relief. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may decline and/or be more volatile.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, if additional material weaknesses are identified in the future, or we otherwise fail to design and maintain effective internal controls over financial reporting, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the stock price of the combined company could decline.

Prior to this offering, we have been a private company with limited accounting personnel and other relevant resources with which to address our internal controls and procedures. Although we are not yet subject to the certification or attestation requirements of Section 404, in the course of reviewing our financial statements in preparation for the business combination, our management and our independent registered public accounting firm identified deficiencies that we concluded represented material weaknesses in our internal control over financial reporting primarily attributable to our lack of an effective internal control structure and sufficient financial reporting and accounting personnel. As a public company, we are required to maintain internal control over financial reporting and will be required to evaluate and determine the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to our financial reporting as of December 31, 2019 and 2020. Specifically, this material weakness relates to the insufficient design and implementation of processes and controls over financial reporting. We have also identified a second material weakness related to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary processes, systems, personnel and related internal controls in place. We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the identified material weaknesses. At the time of this Form 10-Q, these material weaknesses have not been remediated.

We have hired key finance and technical U.S. GAAP accounting resources, including hiring a Chief Financial Officer (in March 2021), a Corporate Controller (in August 2021) and a Head of Financial Reporting (in September 2021), all of which have public company U.S. GAAP financial reporting experience and we continue to hire additional personnel with strong accounting, internal control and Sarbanes Oxley implementation experience. We have engaged third-party specialists to assist in our remediation efforts, including the design and establishment of processes and controls over financial reporting, the selection and implementation of upgraded financial reporting systems, and the design of our finance organization to identify additional finance and technical U.S. GAAP accounting resources we need to support effective internal controls. We believe we will make progress in our remediation plan by December 31, 2021 and achieve significant progress during 2022 but cannot provide assurance that we will be able to complete full remediation by then or will be able to avoid the identification of additional material weaknesses in the future. We expect to incur a significant amount of costs to execute the various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

While management is working to remediate the material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. generally accepted accounting principles, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret applicable accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage their new roles and responsibilities, our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and operating results.

Legal, political and economic uncertainty surrounding Brexit may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.

While Wejo’s headquarters are in the United Kingdom, it also has a subsidiary elsewhere in the EU, currently in Ireland. On the one hand, this is helpful to us since having an “establishment” in the EU is now required for compliance with a number of relevant regulatory matters, for example if Wejo acts as a data controller processing personal data from an EU resident, Wejo would need to act through an established entity in the EU or appoint a representative under Article 27 of the GDPR.

Since future UK laws and regulations, including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, may diverge from EU law and regulation, this may negatively impact foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital. While a Trade and Cooperation Agreement has been reached between the UK and the EU, it is unclear how the agreement will impact day to day processes and operations. Hence there is still likely to be a degree of uncertainty concerning the United Kingdom’s ongoing legal, political and economic relationship with the EU, which may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

Risks Related to Going Concern, Indebtedness and Foreign Currency

We, as well as our independent registered public accounting firm, have previously expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the years ended December 31, 2020 and 2019 with respect to this uncertainty.

In November 2021, subsequent to the issuance of those financial statements, the Company completed the business combination (see Note 15), which raised $178.8 million. This consisted of $230.0 million cash received in the trust, less redemptions of $132.8 million and $128.5 million through a Private Investment in Public Entity (“PIPE”) investment, net of expenses of $46.9 million. The $178.8 million in proceeds were offset by a payment of $75.0 million by the Company to Apollo as stipulated in the Forward Purchase Transaction (see Note 15). The Company also issued further notes in a principal amount of $7.5 million under the Loan Note Instrument in the fourth quarter of 2021.

Accordingly, as of the issuance date of these unaudited condensed financial statements, we expect that our cash and cash equivalents of $8.6 million as of September 30, 2021, together with the proceeds described in the paragraph above will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our hiring, commercialization, research and development and new territory expansion efforts.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry, and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control, including those discussed elsewhere in this “Risk Factors” section. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems. The credit agreement governing our secured credit facility restricts, and the agreements governing our future indebtedness may restrict, our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due.

If we cannot make payments on our debt obligations, we will be in default and all outstanding principal and interest on our debt may be declared due and payable, the lenders under our secured credit facilities could terminate their commitments to loan money, our secured lenders (including the lenders under our secured credit facilities) could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default under one or more of our other debt instruments.

Our business may be adversely impacted by changes in currency exchange rates.

As we operate across multiple jurisdictions and currencies, changes in currency exchange rates could lead to adverse impacts on our financial assets and liability, and in particular on our external debt and intercompany transactions. A deterioration in reported earnings as a result of currency exchange rate fluctuations could lead to a covenant breach and result in an event of default in our agreements relating to our outstanding indebtedness which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.

Risks Related to Tax Matters

Changes in tax law, changes in our effective tax rate or exposure to additional tax liabilities could affect our profitability and financial condition.

Factors that could materially affect our future, effective tax rates, include but are not limited to:

●	Changes in tax laws or the regulatory environment;
●	Changes in accounting and tax standards or practices;
●	Changes in the composition of operating income by tax jurisdiction; and
●	Our operating results before taxes.

Because we do not have a long history of operating at our present scale and we have significant expansion plans, our effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.

The IRS may not agree that Wejo (i) should be treated as a non-U.S. corporation for U.S. federal income tax purposes and (ii) should not be treated as a “surrogate foreign corporation” for U.S. federal income tax purposes.

Under current U.S. federal income tax law, a corporation generally will be considered to be a U.S. corporation for U.S. federal income tax purposes only if it is created or organized in the United States or under the law of the United States or of any State. Accordingly, under generally applicable U.S. federal income tax rules, the Company, which is not created or organized in the United States or under the law of the United States or of any State but is instead a Bermuda incorporated entity and tax resident, would generally be classified as a non-U.S. corporation. Section 7874 of the Code and the U.S. Department of the Treasury regulations (the “Treasury

Regulations”) promulgated thereunder, however, contain specific rules that may cause a non-U.S. corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. If it were determined that the Company is treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code and the Treasury Regulations promulgated thereunder, the Company would be liable for U.S. federal income tax on its income just like any other U.S. corporation and certain distributions made by the Company to non-U.S. holders of the Company’s securities would be subject to U.S. federal withholding tax. In addition, even if the Company is not treated as a U.S. corporation, it may be subject to unfavorable treatment as a “surrogate foreign corporation” in the event that ownership attributable to former Virtuoso Stockholders exceeds a threshold amount. If it were determined that the Company is treated as a surrogate foreign corporation for U.S. federal income tax purposes under Section 7874 of the Code and the Treasury Regulations promulgated thereunder, dividends by the Company would not qualify for “qualified dividend income” treatment, and U.S. affiliates of the Company after the completion of the Business Combination could be subject to increased taxation under the inversion gain rules and Section 59A of the Code.

As more fully described in “Proposal No. 1 - The Business Combination Proposal - Material Tax Considerations - Material U.S. Federal Income Tax Considerations - Tax Treatment of the Company,” the Company believes it should not be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code or otherwise be subject to unfavorable treatment as a surrogate foreign corporation under Section 7874 of the Code. However, whether the requirements for such treatment have been satisfied must be finally determined after the completion of the business combination, by which time there could be adverse changes to the relevant facts and circumstances. No U.S. Internal Revenue Service (“IRS”) ruling has been requested or will be obtained in connection with the business combination. Furthermore, the interpretation of Treasury Regulations relating to the required ownership of the Company is subject to uncertainty and there is limited guidance regarding their application. Accordingly, there can be no assurance that the IRS will not take a contrary position to those described above or that a court will not agree with a contrary position of the IRS in the event of litigation.

If the Merger, taken together with the Wejo Purchase and the PIPE Investment, does not qualify as a transaction described in Section 351 of the Code, Virtuoso Stockholders may recognize taxable gain as a result of the Merger and may be required to pay additional U.S. federal income taxes in the taxable year in which the Merger occurs.

The Merger, taken together with the Wejo Purchase and the PIPE Investment, is intended to qualify as a transaction described in Section 351 of the Code. Assuming the Merger qualifies as a Section 351 exchange, (i) a U.S. holder who owns Virtuoso Common Stock (but not any Virtuoso Public Warrants) and who solely exchanges such Virtuoso Common Stock for Company Common Shares generally is not expected to recognize gain or loss as a result of such exchange and (ii) a U.S. holder who owns Virtuoso Common Stock and Public Warrants and who exchanges such Virtuoso Common Stock for Company Common Shares and whose Virtuoso Public Warrants convert to Company Warrants is generally expected to recognize gain (if any) but not loss with respect to each share of Virtuoso Common Stock and Public Warrant held immediately prior to the Merger.

The position of Virtuoso and the Company that the Merger is a transaction described in Section 351 of the Code is not binding on the IRS or the courts, and the parties do not intend to request a ruling from the IRS with respect to the transactions described in the Business Combination Agreement. Accordingly, there can be no assurance that the IRS will not challenge the qualification of the Merger as a transaction described in Section 351 of the Code or that a court will not sustain such a challenge. If the IRS were to be successful in any such contention, or if for any other reason the Merger is not treated as a transaction described in Section 351 of the Code, the Merger would generally be treated as a taxable exchange and U.S. holders of Virtuoso Common Stock receiving Company Common Shares in the Merger may be required to pay additional U.S. federal income taxes with respect to the taxable year in which the Merger occurs. For additional discussion of material U.S. federal income tax considerations of the Merger, please see “Proposal No. 1 - The Business Combination Proposal - Material Tax Consideration - Material U.S. Federal Income Tax Considerations.”

The IRS may not agree with the position that Section 367(a) of the Code should not cause the Company to not be treated as a corporation for purposes of non-recognition of gain under Section 351(a) of the Code with respect to the surrender by Virtuoso Stockholders of Virtuoso Common Stock and the acquisition of Company Common Shares in exchange therefor resulting from the Merger taken together with the Wejo Purchase and the PIPE Investment.

The parties expect that the surrender by Virtuoso Stockholders of Virtuoso Common Stock and the acquisition of Company Common Shares by Virtuoso Stockholders solely in exchange therefor resulting from the Merger, taken together with the Wejo Purchase and the PIPE Investment, should qualify as a transfer of property to a corporation in exchange for stock qualifying for non-recognition of gain or loss under Section 351(a) of the Code (subject to gain recognition in respect of the Company Warrants). In addition, the parties expect that Section 367(a) of the Code should not cause the Company to not be treated as a corporation for purposes of non-recognition of gain under Section 351(a) of the Code. If the IRS successfully determines that the transfer is a transaction described in Section 351(a) of the Code, but that Section 367(a) of the Code applies to the transfer, then a U.S. holder would generally recognize gain, if any, in an amount equal to the excess of (i) the fair market value of the Company Common Shares (and, if such U.S. holder is also surrendering Virtuoso Public Warrants, Company Warrants) received over (ii) such U.S. holder’s adjusted tax basis in such Virtuoso Common Stock (and Virtuoso Public Warrants, if any). Any such gain would be capital gain and generally would be long-term capital gain if the U.S. holder’s holding period for the Virtuoso Common Stock (and Virtuoso Public Warrants, if any) exceeded one year at the time of the Merger.

U.S. holders of Virtuoso Common Stock should consult their tax advisors regarding the qualification of the Merger, taken together with the Wejo Purchase and the PIPE Investment, as a transfer described in Section 351 of the Code. In addition, U.S. holders are cautioned that the potential application of Section 367(a) of the Code to the Merger and related transactions is complex and depends on factors that cannot be determined until the closing of the Merger. There can be no assurance that the IRS will not take a position contrary to those described above or that a court will not agree with a contrary position of the IRS in the event of litigation. Accordingly, U.S. holders should consult with their tax advisor regarding the potential application of Section 367(a) of the Code in their particular situation. For additional discussion of material U.S. federal income tax considerations of the Merger, please see “Proposal No. 1 - The Business Combination Proposal - Material Tax Consideration - Material U.S. Federal Income Tax Considerations.”

If a United States person is treated as owning at least 10% of Company Common Shares, such person may be subject to adverse U.S. federal income tax consequences.

If a United States person within the meaning of the Code is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of Company Common Shares, such person may be treated as a “United States shareholder” with respect to each of the Company and its direct and indirect subsidiaries (the “Company Group”) that is a “controlled foreign corporation.”

A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. federal taxable income its pro rata share of the controlled foreign corporation’s “Subpart F income” and (in computing its “global intangible low-taxed income”) “tested income” and a pro rata share of the amount of U.S. property (including certain stock in U.S. corporations and certain tangible assets located in the United States) held by the controlled foreign corporation regardless of whether such controlled foreign corporation makes any distributions. Failure to comply with these reporting obligations (or related tax payment obligations) may subject such United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such United States shareholder’s U.S. federal income tax return for the year for which reporting (or payment of tax) was due from starting. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. The Company cannot provide any assurances that it will assist holders in determining whether the Company or any of its non-U.S. subsidiaries are treated as a controlled foreign corporation or whether any holder is treated as a United States shareholder with respect to any of such controlled foreign corporations or furnish to any holder information that may be necessary to comply with reporting and tax paying obligations. United States persons should consult with their tax advisor regarding the potential application of these rules.

If the Company were a passive foreign investment company for U.S. federal income tax purposes for any taxable year, U.S. holders of Company Common Shares could be subject to adverse U.S. federal income tax consequences.

If the Company is or becomes a “passive foreign investment company,” or a PFIC, within the meaning of Section 1297 of the Code for any taxable year during which a U.S. holder (as defined in “Proposal No. 1 - The Business Combination Proposal - Material Tax Considerations - Material U.S. Federal Income Tax Considerations - U.S. Holders”) holds Company Common Shares, certain adverse U.S. federal income tax consequences may apply to such U.S. holder. The Company does not expect to be a PFIC for U.S. federal income tax purposes for the current taxable year or in the foreseeable future. However, PFIC status depends on the composition of a company’s income and assets and the fair market value of its assets from time to time, as well as on the application of complex statutory and regulatory rules that are subject to potentially varying or changing interpretations. Accordingly, there can be no assurance that the Company will not be treated as a PFIC for any taxable year.

If the Company were treated as a PFIC, a U.S. holder of Company Common Shares may be subject to adverse U.S. federal income tax consequences, such as taxation at the highest marginal ordinary income tax rates on capital gains and on certain actual or deemed distributions, interest charges on certain taxes treated as deferred, and additional reporting requirements. See “Proposal No. 1 - The

Business Combination Proposal - Material Tax Considerations - Material U.S. Federal Income Tax Considerations - U.S. Holders - Passive Foreign Investment Company Rules.” U.S. holders of Company Common Shares should consult with their tax advisor regarding the potential application of these rules.

Risk Related to Our Common Shares, Organizational Structure and Governance

The market price of our common shares may be volatile, which could cause the value of your investment to decline.

Even if a trading market develops, the market price of our common shares may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common shares regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of our common shares could decrease significantly.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding the common shares adversely, then the price and trading volume of our common shares could decline.

The trading market for our common shares will be influenced by the technology and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the price of our common shares may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common shares or trading volume to decline and our common shares to be less liquid.

Our failure to meet the continued listing requirements of NASDAQ could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of NASDAQ such as the corporate governance requirements or the minimum share price requirement, NASDAQ may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NASDAQ minimum share price requirement or prevent future non-compliance with NASDAQ’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, NASDAQ for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NASDAQ or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Our Bylaws, as well as Bermuda law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common shares.

Wejo Group Limited’s Bylaws, as well as Bermuda law, contain provisions that may discourage, delay or prevent a merger, amalgamation, acquisition, or other change in control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for common shares. These provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. Our corporate governance documents include provisions:

●	authorizing blank check preference shares, which could be issued without shareholder approval and with voting, liquidation, dividend and other rights superior to our common shares;
●	providing that any action required or permitted to be taken by our shareholders must be taken at a duly called annual or special meetings of such shareholders and may not be taken by any consent in writing by such shareholders;
●	requiring, to the fullest extent permitted by applicable law, advance notice of shareholder proposals for business to be conducted at meetings of our shareholders and for shareholder-proposed nominations of candidates for election to our board of directors;
●	establishing a classified board of directors, so that not all members of our board are elected at one time, with the election of directors requiring only a plurality of votes cast;
●	providing that certain actions required or permitted to be taken by our shareholders, including amendments to our Bylaws and certain specified corporate transactions, may be effected only with the approval of our board of directors, in addition to any other vote required by our Bylaws and/or applicable law;
●	prohibit us from engaging in a business combination with a person who acquires at least 10% of our common shares for a period of three years from the date such person acquired such common shares unless approved by our board of directors and authorized at an annual or special meeting of shareholders by the affirmative vote of at least two-thirds of our issued and outstanding voting shares that are not owned by such person, subject to certain exceptions; and
●	providing that directors may be removed by shareholders only by resolution with cause upon the affirmative vote of at least two-thirds of our issued and outstanding voting shares.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for common shares. They could also deter potential acquirers of Wejo, thereby reducing the likelihood that you could receive a premium for your common shares in an acquisition. See “Description of Wejo Group Limited Securities” for a more detailed discussion of these provisions.

You may have difficulty enforcing judgments of U.S. courts against us in Bermuda courts.

Wejo Group Limited is organized as an exempted company pursuant to the laws of Bermuda. In addition, a number of our directors and executive officers are not residents of the United States, and a substantial portion of our assets and their assets are or may be located in jurisdictions outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon those persons or us or to recover against them or us on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

We have been advised that there is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a U.S. judgment would be enforceable in Bermuda against us or our directors and officers depend on whether the U.S. court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a U.S. court that is final and for a sum certain based on U.S. federal securities laws will not be automatically enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the U.S. court, and the issue of submission and jurisdiction is a matter of Bermuda (not U.S.) law.

In addition, and irrespective of jurisdictional issues, the Bermuda courts will not enforce a U.S. federal securities law that is either penal or contrary to Bermuda public policy. We have been advised that an action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in our sovereign capacity, will not be entertained by a Bermuda court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A

Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Our shareholders may have more difficulty protecting their interests than shareholders of a U.S. corporation.

The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under Bermuda law. However, Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of a company to remedy a wrong done to a company where the act complained of is alleged to be beyond the corporate power of a company, is illegal or would result in the violation of that company’s memorandum of association or bylaws. Furthermore, consideration would be given by a Bermuda court to allow derivative action rights where acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action.

Wejo Group Limited may become subject to taxation in Bermuda after March 31, 2035, which could have a significant and negative effect on our business and results of operations.

Currently there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or by our shareholders in respect of the Company Common Shares. Wejo Group Limited has obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax will not, until March 31, 2035, be applicable to us or to any of our operations or to our shares, debentures or other obligations. Given the limited duration of any assurance by the Minister of Finance, Wejo Group Limited can’t be certain that Wejo Group Limited will not be subject to any Bermuda taxes after March 31, 2035. Our business and results of operations could be significantly and negatively affected if Wejo Group Limited were to become subject to taxation in Bermuda.

The impact of Bermuda’s commitment to eliminate harmful tax practices is uncertain and could adversely affect Wejo Group Limited’s tax status in Bermuda.

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD “whitelist”. However, Wejo Group Limited isn’t able to predict whether any changes will be made to this classification or whether any such changes will subject us to additional taxes. Wejo Group Limited’s business and results of operations could be significantly and negatively affected if Wejo Group Limited were to become subject to taxation in Bermuda.

During 2017, the European Union (the “EU”) Economic and Financial Affairs Council released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Bermuda was not on the list of non-cooperative jurisdictions but did feature in the 2017 report (along with approximately 40 other jurisdictions) as having committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda enacted legislation that requires certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes carrying on as a business any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda. At present, the impact of Bermuda’s new economic substance requirements is unclear and may adversely affect Wejo Group Limited’s business, financial condition or the results of our operations.

On February 18, 2020, it was announced that Bermuda has been placed on the EU’s list of cooperative tax jurisdictions. However, Wejo Group Limited is unable to predict whether any changes will be made to this classification or whether any such changes will subject us to additional taxes. Wejo Group Limited’s business and results of operations could be significantly and negatively affected if it were to become subject to taxation in Bermuda.

Because we have no current plans to pay cash dividends on our common shares, you may not receive any return on your investment unless you sell your common shares for a price greater than that which you paid for it.

We have no current plans to pay cash dividends. The declaration, amount and payment of any future dividends on our common shares will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our credit facilities and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our common shares unless you sell your common shares for a price greater than that which you paid for it.

The grant and future exercise of registration rights may adversely affect the market price of Company Common Shares.

Pursuant to the Registration Rights Agreement to be entered into in connection with the Business Combination and, the Company, Wejo, certain former holders of Virtuoso and Wejo equity and other parties listed in the Registration Rights Agreement can each demand that the Company register their registrable securities under certain circumstances and will each also have piggy-back registration rights for these securities in connection with certain registrations of securities that the Company undertakes. The registration of these securities will permit the public sale of such securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of the Company Common Shares post-business combination.

Sale of a substantial number of Company Common Shares in the public market could adversely affect the market price of the Company.

The market price of the Company’s Common Shares could decline as a result of substantial sales of Company Common Shares, particularly by our majority sellers, a large number of Company Common Shares becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. The Company Common Shares held by the majority sellers are subject to a lock-up restriction on the transfer of such shares for a period beginning on the consummation of the business combination and ending on the six-month anniversary of such date.

The Company Common Shares held by the majority sellers and sponsor persons are subject to a lock-up restriction on the transfer of such shares for a period beginning on the Closing until the earlier of (i) one year thereafter or (ii) if the VWAP of the Company Common Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a period of 30 consecutive trading days, 150 days thereafter. After the applicable lock-up periods expires, the Company Common Shares held by the sponsor persons will become eligible for future sale in the public market. Sale of a significant number of the Company Common Shares in the public market, or the perception that such sales could occur, could reduce the market price of the Company Common Shares.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine-Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.Exhibits.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bye-laws of Registrant, (as adopted and effective November 17, 2021), incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 24, 2021

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Condensed Consolidated Balance Sheets – September 30, 2021 and December 31, 2020 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss – Three and Nine Months Ended September 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit – Three and Nine Months Ended September 30, 2021 and 2020 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2021 and 2020 (unaudited) (filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 24, 2021	By:	/s/ John Maxwell
	Name: Title:	John Maxwell Chief Financial Officer and Director