Form 10-Q/A
period 2021-09-30
Wejo Group Ltd
filed 2021-12-17
CIK 1864448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-41091

Wejo Group Limited

(Exact name of registrant as specified in its charter)

Bermuda	98-1611674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Canon’s Court 22 Victoria Street Hamilton HM12, Bermuda
(Address of principal executive offices)	(Zip Code)

+44 8002 343065

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.001 par value	WEJO	NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common shares at an exercise price of $11.50 per share	WEJOW	NASDAQ Stock Market LLC

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

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

EXPLANATORY NOTE

Wejo Group Limited (“Wejo Group” or “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 26, 2021 (the “Original Form 10-Q”), to restate certain items presented in our Original Form 10-Q. This Form 10-Q/A includes a restatement of Wejo Limited’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 and certain financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Further, there is no impact on the December 31, 2020 consolidated financial statements. We are also providing an update in our disclosures in Part I, Item 4., “Controls and Procedures,” of this Form 10-Q/A regarding the previously identified material weaknesses in internal control over financial reporting, and Part II, Item 1A. Risk Factors.

Background of Restatement

On December 13, 2021, the Audit Committee of the Board of Directors of Wejo Group Limited (“Wejo Group”) determined that the previously issued financial statements as of and for the three and nine months ended September 30, 2021 of our predecessor, Wejo Limited, included in the Form 8-K filed on November 24, 2021 and the Form 10-Q filed on November 26, 2021,should be restated and should no longer be relied upon due to an error in the allocation of certain personnel and related expenses between cost categories. The restatement described in this Form 10-Q/A results in the reallocation of certain employee, post-retirement and other related expenses such as facilities, information technology and other costs based upon departmental function (the “Restatement”).

Wejo Group determined that the line items impacted in the unaudited condensed consolidated statements of operations and comprehensive loss were: Cost of revenue, Technology and development, Sales and marketing, and General and administrative expenses and that a correction of the errors in the foregoing line items is required.

These corrections have no impact on Revenue, net, Total costs and operating expenses, Loss from operations, Net loss or Net cash used by operating activities previously reported, or on our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of shareholders’ deficit and unaudited condensed consolidated statements of cash flows. Refer to Note 1 to the unaudited condensed consolidated financial statements for a further description of the Restatement.

In connection with this Restatement, the Wejo Group’s management has concluded that  the error described above, was the result of  previously disclosed material weaknesses in the Wejo Limited’s internal control over financial reporting, and that Wejo Limited’s disclosure controls and procedures were not effective as of September 30, 2021. For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part I, Item 4., “Controls and Procedures” of this Form 10-Q/A.

The following items included in the Original Form 10-Q are amended by this Form 10-Q/A.

●	Part I. Item 1- Financial Statements
●	Part I. Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I. Item 4 - Controls and Procedures
●	Part II. Item 1A - Risk Factors
●	Part II. Item 6 - Exhibits

This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, nor modifies or updates the information contained therein other than as required to reflect the Restatement. Accordingly, this Form 10-Q/A should be read in conjunction with Wejo Group’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by Wejo Group’s Principal Executive Officer and Principal Financial Officer are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q/A, including statements regarding the Company’s strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “target,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements include, but are not limited to, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those markets, (ii) the degree of market acceptance and adoption of the Company’s products and services, (iii) the Company’s ability to develop innovative products and services and compete with other companies engaged in the automotive technology industry and (iv) the Company’s ability to attract and retain customers. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Forward-looking statements speak only as of the date they are made. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. The Company does not give any assurance that the Company will achieve its expectations. Forward-looking statements in this Form 10-Q/A may include, for example, statements about:

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

Wejo Limited

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, other than per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021		2021
	Restated	2020	Restated	2020
Revenue, net (Note 5)	$351	$313	$1,198	$836
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	888	265	1,864	1,139
Technology and development	7,691	3,191	14,075	6,289
Sales and marketing	4,963	808	10,947	4,109
General and administrative	6,665	1,560	16,246	6,385
Depreciation and amortization	1,108	1,050	3,263	3,297
Total costs and operating expenses	21,315	6,874	46,395	21,219
Loss from operations	(20,964)	(6,561)	(45,197)	(20,383)
Loss on issuance of convertible loan notes	—	—	(44,242)	—
Change in fair value of derivative liability (Note 3)	(1,637)	(3,138)	(58,253)	(3,138)
Change in fair value of advanced subscription agreements, including related party of $155, $(861), $(3,665) and $(188), respectively (Note 3)	288	(723)	(6,477)	693
Interest expense	(2,954)	(919)	(7,271)	(1,346)
Other (expense) income, net	(383)	639	(468)	1,289
Net loss	$(25,650)	$(10,702)	$(161,908)	$(22,885)
Other comprehensive loss:
Foreign currency exchange translation adjustment	3,591	(238)	4,026	(583)
Total comprehensive loss	$(22,059)	$(10,940)	$(157,882)	$(23,468)
Net loss per ordinary share - basic and diluted (Note 11)	$(2.22)	$(0.95)	$(14.14)	$(2.02)
Weighted-average basic and diluted ordinary shares	11,542,639	11,324,677	11,453,864	11,324,677

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

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Original Form 10-Q, management completed a more detailed review of the Company’s results in preparation for a business update with investors and determined that certain costs were incorrectly classified which has led to the Restatement. The Restatement reflects the correction of the allocation of certain employee, post retirement and other related expenses such as facilities, information technology and other costs based upon departmental function. Wejo Group determined that the line items impacted in the unaudited condensed consolidated statements of operations and comprehensive loss were: Cost of revenue, Technology and development, Sales and marketing, and General and administrative expenses and that a correction of the errors in the foregoing line items is required. The following table presents the effect of the error correction on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021. There is no impact of this Restatement to the other line items of the condensed consolidated financial statements. Further, there is no impact on the December 31, 2020 consolidated financial statements.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously			As Previously
(in thousands)	Reported	Correction of Error	As Restated	Reported	Correction of Error	As Restated
Changes in the statement of operations and comprehensive loss
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$1,422	$(534)	$888	$3,764	$(1,900)	$1,864
Technology and development	7,446	245	7,691	13,941	134	14,075
Sales and marketing	5,233	(270)	4,963	11,372	(425)	10,947
General and administrative	6,106	559	6,665	14,055	2,191	16,246
Depreciation and amortization	1,108	—	1,108	3,263	—	3,263
Total costs and operating expenses	$21,315	$—	$21,315	$46,395	$—	$46,395

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

The Company recorded rent expense totaling $0.3 million, $0.7 million, less than $0.1 million, and $0.4 million for the three and nine months ending September 30, 2021 and 2020, respectively. Future minimum lease payments as of September 30, 2021 are as follows (in thousands):

2021 (excluding the nine months ended September 30, 2021)	$242
2022	970
2023	915
2024	943
2025	1,024
2026	527
Total minimum lease payments	$4,621

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Registration Statement on Form S-4. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q/A, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to give effect to the restatement of our financial statements as of and for the three and nine months ended September 30, 2021 due to an error in the allocation of certain personnel and related expenses between cost categories (the “Restatement”).  The Restatement results in  the reallocation of certain employee, post-retirement and other related expenses such as facilities, information technology and other costs based upon departmental function. See the Explanatory Note and Note 1 to the unaudited condensed consolidated financial statements, for a further description of the Restatement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021, and 2020 (in thousands):

	Three Months Ended September 30,
	2021
	Restated (1)	2020	Change
Revenue, net	$351	$313	$38
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	888	265	623
Technology and development	7,691	3,191	4,500
Sales and marketing	4,963	808	4,155
General and administrative	6,665	1,560	5,105
Depreciation and amortization	1,108	1,050	58
Total costs and operating expenses	21,315	6,874	14,441
Loss from operations	(20,964)	(6,561)	(14,403)
Loss on issuance of convertible loan notes	—	—	—
Change in fair value of derivative liability	(1,637)	(3,138)	1,501
Change in fair value of advanced subscription agreements	288	(723)	1,011
Interest expense	(2,954)	(919)	(2,035)
Other (expense) income, net	(383)	639	(1,022)
Net loss	$(25,650)	$(10,702)	$(14,948)

(1)	Refers to the restatement of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 as described in Note 1 to the unaudited condensed consolidated financial statements.

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

Cost of Revenue (exclusive of depreciation and amortization) (As Restated)

Cost of revenue increased $0.6 million, or 235%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The change is primarily due to an increase in staff cost as a result of the additional personnel hired to support our current period and expected increases in revenue. During these early stages of growth in Data Marketplace and Automotive Business Insight Solutions (SaaS), we expect that our costs will scale at a rate greater than our growth in revenue until we are offering our solutions through multiple products in the Data Marketplace and through Automotive Business Insight Solutions (SaaS) to multiple OEMs, Tier 1s, Distributors, or Automotive Ecosystem customers. We expect to achieve this scale by late 2022, when we expect our sales in both the Data Marketplace and Automotive Business Insight Solutions (SaaS) to increase substantially over 2021 levels.

Technology and Development (As Restated)

Technology and development expenses increased by $4.5 million, or 141%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is primarily due to an increase of $3.8 million in IT expenses, to support the growth of our business, as well as $0.8 million in staff costs, which were low in 2020 due to COVID-19 reductions. These increases were offset by a decrease in consulting expenses of $0.2 million as a result of hiring additional permanent resources to support our technology and development activities.

Sales and Marketing (As Restated)

Sales and marketing expenses increased by $4.2 million, or 514%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is primarily due to an increase of $2.7 million in staffing costs and a $1.3 million increase in marketing and advertising, offset by a decrease of $0.1 million in consulting expenses.

General and Administrative (As Restated)

General and administrative expenses increased by $5.1 million, or 327%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is primarily related to an increase of $2.2 million in professional services as well as a $2.3 million increase in staffing costs.

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

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021, and 2020 (in thousands):

	Nine Months Ended September 30,
	2021
	Restated (1)	2020	Change
Revenue, net	$1,198	$836	$362
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,864	1,139	725
Technology and development	14,075	6,289	7,786
Sales and marketing	10,947	4,109	6,838
General and administrative	16,246	6,385	9,861
Depreciation and amortization	3,263	3,297	(34)
Total costs and operating expenses	46,395	21,219	25,176
Loss from operations	(45,197)	(20,383)	(24,814)
Loss on issuance of convertible loan notes	(44,242)	—	(44,242)
Change in fair value of derivative liability	(58,253)	(3,138)	(55,115)
Change in fair value of advanced subscription agreements	(6,477)	693	(7,170)
Interest expense	(7,271)	(1,346)	(5,925)
Other (expense) income, net	(468)	1,289	(1,757)
Net loss	$(161,908)	$(22,885)	$(139,023)

(1)	Refers to the restatement of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 as described in Note 1 to the unaudited condensed consolidated financial statements.

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

Cost of Revenue (exclusive of depreciation and amortization) (As Restated)

Cost of revenue increased $0.7 million, or 64%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The change is primarily due to an increase in staff costs as a result of the additional personnel hired to support our current period and expected increases in revenue. During these early stages of growth in Data Marketplace and Automotive Business Insight Solutions (SaaS), we expect that our costs will scale at a rate greater than our growth in revenue until we are offering our solutions through multiple products in the Data Marketplace and through Automotive Business Insight Solutions (SaaS) to multiple OEMs, Tier 1s, Distributors, or Automotive Ecosystem Partners. We expect to achieve this scale by late 2022 when we expect our sales in both the Data Marketplace and Automotive Business Insight Solutions (SaaS) to increase substantially over 2021 levels.

Technology and Development (As Restated)

Technology and development expenses increased by $7.8 million, or 124%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is primarily due to an increase of $4.7 million in IT expenses, comprised of a $3.1 million increase in technology costs to support the growth of our business and a $1.0 million increase in hosting fees, as well as an increase of $3.0 million in staff costs, which were low in 2020 due to COVID-19 reductions. Additionally, there was an increase of $0.1 million in rent and other related expenses to support our technology and development activities.

Sales and Marketing (As Restated)

Sales and marketing expenses increased by $6.8 million, or 166%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is primarily due to an increase of $3.3 million in staff costs as well as a $3.5 million increase in marketing and advertising activities.

General and Administrative (As Restated)

General and administrative expenses increased by $9.9 million, or 154%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is primarily due to an increase of $5.2 million in professional services as well as a $3.8 million increase in staffing costs as a result of additional personnel hired to support our growth.

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

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing in this Form 10-Q/A.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.

As disclosed in the Company’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 26, 2021 (the “Original Form 10-Q”), we previously identified material weaknesses in our internal control over financial reporting related to the insufficient design and operation of the Company’s internal control environment, and to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP and internal control over financial reporting. As a result of these material weaknesses, the Company failed to identify an error in the allocation of certain personnel and related expenses within cost categories in our unaudited condensed consolidated statement of operations and comprehensive loss in a timely manner. We identified, this error subsequent to the filing of the Original Form 10-Q, which resulted in the restatement described in Note 1 to the unaudited condensed consolidated financial statements.

Our management performed a comprehensive review of the error and the underlying data to assess the materiality and the possibility of a further misstatement. We evaluated the previously identified material weaknesses and are continuing to develop and implement  our remediation plan to strengthen the effectiveness of the design and operation of our internal control environment. Such steps include continuing to hire additional personnel with U.S. GAAP and internal control over financial reporting experience as well as educating existing staff, implementing and supporting internal controls, and increasing the caliber of our financial reporting systems. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ deficit, and condensed consolidated statements of cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to our financial reporting as of September 30, 2021 and December 31, 2020. Specifically, this material weakness relates to the insufficient design and implementation of processes and controls over financial reporting. We have also identified a second material weakness related to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary processes, systems, personnel and related internal controls in place. We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the identified material weaknesses. At the time of this Form 10-Q/A, these material weaknesses have not been remediated.

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

The following risk factors apply to the business and operations of the Company. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of the Company. You should carefully consider the following risk factors in addition to the other information included in this Form 10-Q/A. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with our financial statements and notes to the financial statements included herein.

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

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules to (and plan to) rely on exemptions and relief from certain reporting requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions and relief include (i) not being required to comply with the auditor attestation requirements of Section 404 of SOX, (ii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iii) reduced disclosure obligations regarding executive compensation, and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. In this Form 10-Q/A, we have not included, and do not plan to incorporate by reference, all of the executive compensation-related information that would be required if we were not an emerging growth company.

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

Prior to the consummation of the business combination, we have been a private company with limited accounting personnel and other relevant resources with which to address our internal controls and procedures. Although we are not yet subject to the certification or attestation requirements of Section 404 of SOX, in the course of reviewing our financial statements in preparation for the business combination, our management and our independent registered public accounting firm identified deficiencies that we concluded represented material weaknesses in our internal control over financial reporting primarily attributable to our lack of an effective internal control structure and sufficient financial reporting and accounting personnel with requisite knowledge and experience in the application of U.S. GAAP. As a result of these material weaknesses, subsequent to the filing of the Form 10-Q for the quarterly period ended September 30, 2021, our management identified an error in our financial statements due to a misallocation of certain personnel and related expenses between cost categories. This error resulted in a restatement of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 as described Note 1 to the unaudited condensed consolidated financial statements. As a public company, we are required to maintain internal control over financial reporting and will be required to evaluate and determine the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to our financial reporting as of December 31, 2019 and 2020 and as of and for the three and nine months periods ended September 30, 2021. Specifically, this material weakness relates to the insufficient design and implementation of processes and controls over financial reporting, and to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP. We have concluded that these material weaknesses arose because, as a private company based in the United Kingdom, we did not have the necessary processes, systems, personnel and related internal controls in place. We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the identified material weaknesses. At the time of this Form 10-Q/A, these material weaknesses have not been remediated.

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

While management is working to remediate the material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. Unless and until these material weaknesses have been remediated, or should new material weaknesses arise or be discovered in the future material misstatements could occur and go undetected in the Company’s interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common shares. We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q/A:

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Condensed Consolidated Balance Sheets – September 30, 2021 and December 31, 2020 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss – Three and Nine Months Ended September 30, 2021 and 2020 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Deficit – Three and Nine Months Ended September 30, 2021 and 2020 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2021 and 2020 (unaudited) (filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 17, 2021	By:	/s/ John Maxwell
	Name:	John Maxwell
	Title:	Chief Financial Officer and Director