Form 10-K
period 2021-12-31
Wejo Group Ltd
filed 2022-03-31
CIK 1864448

______________________________________________________________________________________________________
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_____________________________________________

FORM 10-K
_____________________________________________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____
Commission file number 001-41091
_____________________________________________
Wejo Group Limited
_______________________________________________
(Exact name of registrant as specified in its charter)

	Bermuda	98-1611674
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Canon’s Court 22 Victoria Street
Hamilton HM12, Bermuda
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: +44 8002 343065
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	WEJO	NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common shares at an exercise price of $11.50 per share	WEJOW	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant's common equity. The registrant’s common stock and warrants began trading on The Nasdaq Stock Market LLC on November 19, 2021.

As of March 28, 2022, there were 94,666,196 shares of common stock, $0.001 par value per share, outstanding.
_____________________________________________________________________________________________

EXPLANATORY NOTE

Wejo Group Limited (“Wejo,” “we,” “our,” “us,” or the “Company”) is filing this Comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and 2020 (the “Comprehensive Annual Report”). This Comprehensive Annual Report corrects errors in the previously issued financial statements and restates Wejo Limited’s (“Legacy Wejo”) audited consolidated financial statements as of and for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) in a Registration Statement on Form S-1 on December 17, 2021 and the unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2021, filed with the SEC on a Quarterly Report on Form 10-Q/A on December 17, 2021, that should no longer be relied upon. This Comprehensive Annual Report also restates the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and the three and six months ended June 30, 2021, which were included in our initial registration statements on Form S-4 and S-4/A filed in connection with the Company’s initial business combination. In this Comprehensive Annual Report, we refer to all periods described in this paragraph as the “Affected Periods.” The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Comprehensive Annual Report on Form 10-K.

Restatement Background

The Company identified valuation errors in the consolidated financial statements of Legacy Wejo related to the derivative liabilities that were bifurcated from Legacy Wejo’s Convertible Loan Notes (“CLNs”) during the Affected Periods. These errors were related to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report, which led to the fair value of derivative liabilities being valued incorrectly. As a consequence, the valuation of Legacy Wejo’s ordinary shares was affected, resulting in a misstatement of the beneficial conversion feature of the CLNs recorded in Additional Paid in Capital (“APIC”) as well as the fair value of Advanced Subscription Agreements (“ASAs”). In addition, Accumulated deficit, Accumulated other comprehensive income (loss), Net loss, Loss Per Share, and Foreign currency exchange translation adjustment were impacted as a result of these errors.

The restatement of the consolidated financial statements (the “Restatement”) is more fully described in Note 2 to the accompanying consolidated financial statements included herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Comprehensive Annual Report on Form 10-K, or Annual Report, contains statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes”, “estimates”, “anticipates”, “expects”, “seeks”, “projects”, “intends”, “plans”, “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and these forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Forward- looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties.

Forward-looking statements speak only as of the date they are made. These cautionary statements are being made pursuant to federal securities laws with the intention of obtaining the benefits of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Readers are cautioned against relying on forward-looking statements, and the Company assumes no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. The Company does not give any assurance that it will achieve its expectations.

Forward-looking statements include, but are not limited to, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those market; (ii) the degree of market acceptance and adoption of the Company’s products and services; (iii) the Company’s ability to develop innovative products and services and compete with other companies engaged in the automotive technology industry; and (iv) the Company’s ability to attract and retain customers. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. The Company does not give any assurance that the Company will achieve its expectations. Forward-looking statements in this Comprehensive Annual Report on Form 10-K may include, for example, statements about:

•The projected financial information, anticipated growth rate and market opportunity of the Company;
•The ability to obtain or maintain the listing of the Company’s common stock and Company warrants on the NASDAQ Stock Market LLC (“NASDAQ”);
•The Company’s public securities’ potential liquidity and trading;
•The Company’s ability to raise financing in the future;
•The Company’s success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•The impact of the regulatory environment and complexities with compliance related to such environment, including compliance with restrictions imposed by federal law and data/privacy law in “internet of things” milieu;
•The impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience; and
•Factors relating to the business, operations and financial performance of the Company and its subsidiaries.

The forward-looking statements contained in this Comprehensive Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the Item 1A, Risk Factors and elsewhere in this Comprehensive Annual Report. You should carefully consider the risks and uncertainties described in this Annual Report as they identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward- looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled Item 1A, Risk Factors, together with the other information in this Comprehensive Annual Report on Form 10-K. The occurrence of one or more of the events or circumstances described in the section entitled Item 1A, Risk Factors, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•We have a limited operating history and may be unable to achieve or sustain profitability or accurately predict our future results.
•Growing our business requires us to continue investing in technology, resources, and new business capabilities; these investments may contribute to losses, and we cannot guarantee that any will be successful or contribute to profitability.
•We have concluded that certain of our previously issued financial statements should no longer be relied upon and have restated certain of our previously issued financial statements, which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on our Company.
•If we do not develop enhancements to our services and introduce new services that achieve market acceptance, our growth, business, results of operations and financial condition could be adversely affected.
•We anticipate growth in the connected vehicle data market; if we do not successfully match our growth to the growth of the connected vehicle data market, our business could be materially and adversely affected.
•We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
•We have experienced growth and expect our growth to continue, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
•Our business depends on maintaining and growing our customer base; if we fail to maintain and grow our customer base, our business, results of operations and financial condition could be adversely affected.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements or preferences, our products may become less competitive.
•As a pioneer in the connected vehicle data business, we offer new products and services and depend upon the willingness of our automotive data providers to provide data for these new products and services.
•We rely, in part, on relationships with other businesses to demonstrate the value of our connected vehicle data products and services to end users of the data. This approach may impact our ability to meet financial objectives and to scale to a larger market.
•Our products rely on live data streams from original equipment manufacturers (“OEMs”) on reasonable economic terms and with reasonable permissions; if we are unable to maintain sufficient contracts with such partners for data streams at reasonable prices, our ability to offer certain products and services or the value of our data products and services may be impaired.
•If we are unable to expand our relationships with OEMs and add new OEMs as data providers, our business, results of operations, and financial condition could be adversely affected.
•Any failure to offer high quality data user support may adversely affect our relationships with our customers and prospective customers, and adversely affect our business, results of operations and financial condition.
•We may undertake acquisitions or divestitures, which may not be successful, and which could materially adversely affect our business, financial condition and results of operations.
•We are highly dependent on the services of our CEO and founder, Richard Barlow.
•If we are unable to hire, retain and motivate key executives and qualified employees, our business will suffer.
•We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
•Unfavorable conditions in our industry, the automotive industry, the global economy, or reductions in spending on technology could adversely affect our business, results of operations and financial condition.
•The market in which we participate is intensely competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.
•Larger and more well-funded companies with access to significant resources, large amounts of data or data collection methods, and sophisticated technologies may shift their business model to become competitive with us.
•We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause the share price of the Company to fluctuate or decline.
•Our consolidated financial statements include significant intangible assets, which could be impaired.

•We may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions economically or at all, which could diminish our brand and other intangible assets.
•In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how.
•Breaches of our networks or systems, or those of our data providers or partners, could degrade our ability to conduct business, compromise the integrity of our products, platform and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
•Any disruption of service at our cloud service providers that host our platform or other services or facilities that Wejo relies on could harm our business.
•Any disruption of services that we operate or that we depend upon from OEMs could harm our business and risk losing customers.
•We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
•Because we operate globally, we are susceptible to numerous international business risks that could increase our costs, disrupt the supply chain, and/or have a material adverse effect on our business, liquidity, financial condition and results of operations.
•Our current and planned future business operations are and will be governed by various U.S. and international laws and regulations relating to privacy, data protection, consumer protection, and cybersecurity; if we fail to comply with any of these governing laws and regulations, the impact could harm our business, results of operations and financial condition.
•The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and NASDAQ, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
•We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, if additional material weaknesses are identified in the future, or we otherwise fail to design and maintain effective internal controls over financial reporting, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the stock price of the combined company could decline.
•Our management team has limited experience managing a public company.
•Legal, political and economic uncertainty surrounding Brexit may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.
•We, as well as our independent registered public accounting firm, have previously expressed substantial doubt about our ability to continue as a going concern.
•In connection with the Apollo Forward Purchase Agreement, we may receive only a portion, or none, of the Prepayment Amount, which could have a material adverse effect on our business, liquidity, financial condition and results of operations and impact our going concern.
•We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•Our business may be adversely impacted by changes in currency exchange rates.
•Our failure to meet the continued listing requirements of NASDAQ could result in a delisting of our securities.
•The grant and future exercise of registration rights may adversely affect the market price of our common stock.
•Sale of a substantial amount of our common stock in the public market could adversely affect the market price of the Company.

PART I

Item 1. Business

Wejo Group Limited (“Wejo” or the “Company”) is a publicly traded holding company incorporated under the laws of Bermuda. As used in this Comprehensive Annual Report on Form 10-K, the terms “Company,” “we,” “us,” or “our” refer to Wejo and all of its subsidiaries. Wejo’s predecessor, Wejo Limited, is a private limited liability company incorporated under the laws of England and Wales on December 13, 2013, with its primary office located in Manchester, England. Wejo is an emerging leader in the market of supporting an intelligent transport and mobility network (“Smart Mobility”), helping various business sectors through the collection, standardization and analysis of autonomous, electric, and other forms of connected vehicle data. Connected vehicles contain hundreds of data sensors, emitting information such as location, speed, direction and events such as braking, temperature and weather conditions. This data, as used by the Company, creates intelligence, in near real-time and historically, which is unavailable from any other source.

Products and Services

The Company provides software and technology solutions to various multiple market verticals in combination with services that utilize ingested and standardized connected vehicle and other high volume, high value datasets, through its proprietary cloud software and analytics platform, Wejo Neural Edge (which includes our Wejo ADEPT platform). The Company’s sector solutions, primarily delivered at this time in the United States and Europe, provide valuable insights to our customers in public and private organizations, including, but not limited to, automotive original equipment manufacturers (“OEMs”), first tier (“Tier 1”) automotive suppliers, fleet management companies (“Fleets”), departments of transportation, retailers, mapping companies, universities, advertising firms, construction firms and research departments. In particular, these solutions can be used to unlock unique insights about mobility journeys, city planning, electric vehicle (“EV”) usage, driver safety, audience and media measurements and more. Over the next several years, the Company expects to further expand its platform to ingest data globally from numerous additional OEMs and other valuable sources, enabling the expansion into additional market verticals and geographic regions, as well as provide broader and deeper business insights to its OEM and Tier 1 preferred partners.

Wejo Neural Edge is a cloud-based software and analytics platform that makes accessing and sharing vast volumes of connected vehicle data easier, by simplifying and standardizing data sets to maximize the insights gleaned from connected vehicle data to create a more robust mobility experience for drivers, and generate value for vehicle manufacturers and other adjacent businesses. The Wejo Neural Edge platform interfaces with the electronic data within vehicles from OEMs, Fleets, and Tier 1s who have partnered with Wejo. This data can be leveraged by the OEM partners as well as other private and public sector businesses in order to create rich analytics, machine learning and rapid insights. The Wejo Neural Edge platform also includes flexible implementation options and adaptable interfaces to ensure a successful and rapid roll out across territories. In addition, Wejo Neural Edge’s compliance approach supports legal and regulatory compliance, including country, federal, state and local regulations.

The Company has two primary business lines, Wejo Marketplace Data Solutions, which includes our data visualization platform (“Wejo Studio”), and Wejo Software & Cloud Solutions. Wejo Marketplace Data Solutions utilizes ingested data from multiple sources that is transformed into standardized data sets, which generate rich insights to be utilized by our customers. Wejo Marketplace Data Solutions interacts with customers through Wejo Studio, the Company’s platform for data visualization tools that displays these valuable insights to our customers in a consumable and actionable format, as well as through data licenses of our proprietary data used by customers for ongoing and efficient access to quickly evolving data trends. Wejo Software & Cloud Solutions utilizes these same valuable data sets to support design and development of solutions such as software platforms, software analytical tools, data management software, and data privacy solutions for our OEM partners, our Tier 1 partners, Fleet, and insurance companies. Wejo Software & Cloud Solutions empowers customers to improve the management of their operations and creates a better customer experience through SaaS licenses of software platforms, software analytical tools, data management software, privacy and data compliance software, and data visualization software. Each business vertical leverages the Company’s exclusive, proprietary dataset, which unlocks insights that are derived from the vehicle sensors of the connected vehicles of its automotive partners, Tier 1, and Fleet partners.

Wejo Marketplace Data Solutions

Wejo plans to offer eight product lines through Wejo Marketplace Data Solutions. To date, most of Wejo’s revenue has been generated from the Traffic Management product line described below. Using Wejo’s proprietary dataset, we will expand our capabilities to provide interpreted insights and visualization tools in end-to-end insurance, audience and media measurement, remote diagnostic services, fleet management, car and rental sharing, roadside assistance, and pay-by-car. These Marketplace Data solutions will be offered to a broad group of customers in various market segments, including retail, real estate, transportation departments, engineering firms, universities and others, and third-party application providers allowing them to ingest data and develop insights for their own internal applications and analytics.

The eight product lines we currently provide or anticipate providing are as follows:
1-Traffic Management Services

Our Traffic Management Services offering (“Traffic Management”) provides near real-time and historic intelligence about traffic patterns, roads and related infrastructure, individual vehicle journeys and environmental conditions. The insights provided by Traffic Management help our customers understand traffic flow, average speeds, accidents and other incidents, road safety and the many conditions that affect these, and the journeys people take. By identifying crashes and dangerous intersections, Traffic Management can provide solutions that run the gamut from offering automatic traffic rerouting in the event of an accident or major weather event to helping our customers strategically support safer infrastructure planning with greater speed and accuracy.

The insights provided by Traffic Management are used by a wide range of customers for various purposes providing insight into live traffic management, enhancing mapping and navigation services, road design and construction, parking demand analysis, public sector planning, Geo Information Services, and retail location analysis. Wejo’s approach is to be disruptive to existing private and public sector marketplaces that predominantly use other less insightful data sources, by adding significantly richer insights. Traffic Management customers include departments of transportation, mapping and navigation organizations, logistics companies, geospatial platform providers and traffic management organizations. Wejo’s solutions support the smart mobility revolution, such as that related to the expanded use of EVs through its partnership with Palantir’s EV Infrastructure Operating System to help scale and build efficient, and sustainable EV networks, and ensure equitable and universal access to EV charging stations, helping to solve one of the current biggest challenges to expanding the use of EVs.

We first began recognizing revenue from the Traffic Management vertical in May 2019 and introduced additional insights and data analytic capabilities to the market in 2021 through our Wejo Studio visualization platform. We expect to release additional enhancements in live traffic, intelligence, and insights in 2022 to bolster our Traffic Management solutions and maintain our market-leading position.

2-Audience and Media Measurement Services

Our Audience and Media Measurement Services offering (“Audience Measurement”) provides audience data analytics that enable targeted advertising, and we expect in the future it will facilitate in-vehicle advertising through the infotainment capabilities of the vehicle. In particular, Audience Measurement helps our customers better understand outdoor advertising metrics, automate advertising displays for improved, provide more targeted outdoor advertising, and develop audience analytics for use in targeted advertising. We believe this will benefit customers who are looking to use vehicle data to enhance their ad relevancy, reach new audiences, and drive habit-changing behaviors. Wejo intends to be a market maker for this type of solution. Our target customers for Audience Measurement include vehicle dealerships, retailers, quick service restaurants, advertising platforms, agencies and outdoor advertising organizations.

We first began recognizing revenue from Audience Measurement via traffic data licensing to outdoor advertising companies in August 2019. In 2022, we are deploying further enhancements to Audience Measurement by providing dedicated advertising insights. Based upon the availability of infotainment listening data, we expect to implement further enhancements in the development of Audience Measurement tools that we anticipate will be available for commercial release later in 2022.

3-End-to-End Insurance Services

Our end-to-end insurance offerings (the “Insurance Services”), are still in development, and will focus on using connected vehicle data for usage-based insurance policies, including pay-as-you-drive and pay-how-you-drive. Our Insurance Services use cases target more accurately estimating and paying damages, enabling claims savings and lower insurance premiums.

As part of our Insurance Services, we intend to use vehicle and driving data to inform driver risk profiles for users that opt-in, understand accurate vehicle usage and provide data for crash reconstruction, claims analysis and fraud detection. We believe that these proposed services will allow insurers to provide value-added services to consumers, such as integrating vehicle data into their mobile apps and distributing policies directly through in-vehicle propositions. Our approach is focused on disrupting where existing data sources are used, and market making for new propositions that only connected vehicle data can enable. Target customers for our Insurance Services include insurers, underwriters, brokers and insurance management platforms.

In addition, we expect to soon offer Insurance Services that will allow insurance companies to monitor driving trends as an input to insurance risk and to validate the status of road networks to support claims analysis. In late 2021, the Company entered into an agreement with SOMPO Holdings, Inc. that we believe lays the groundwork for creating a digital insurance product for the Japanese insurance market.

4-Remote Diagnostic Services

Connected vehicle data transforms “vehicle health” by transmitting diagnostic issue alerts, enabling the understanding of real-world component performance in specific mobility contexts, and generating personalized vehicle servicing and safety enhancements. These “Remote Diagnostic” services will include identifying and preventing component failures, determining consumable usage and tracking part quality, all remotely from the vehicle.

We intend to use this information to improve the efficiency and quality of vehicle parts, enhance repair and maintenance efficiency, inform dynamic servicing and help optimize vehicle residual value, all in an effort to provide valuable services to OEMs, dealerships, repair businesses and drivers. Wejo’s approach focuses on disrupting existing use cases that typically use costly and inefficient plug-in diagnostic devices to access vehicle health information. Target customers for our Remote Diagnostic will include independent vehicle garages, repair workshops, component and part manufacturers, and vehicle warranty providers.

Remote Diagnostic service offering is currently in development with planned commercial release in 2022.

5-Fleet Management Services for Telematics and Leasing Shared Mobility Partners

We plan our Fleet Management Services offering (“Fleet Management”) to provide live and historical vehicle tracking, driving safety, and vehicle status alerts. We believe Fleet Management will help optimize the running of a fleet, and help drive cost savings, improve safety, reduce vehicle environmental impact, and increase driver efficiency.

Fleet Management will use vehicle data to inform optimal routing to minimize fuel usage and carbon dioxide emissions, and alerts and notifications provided by our solution will help prevent vehicle downtime with early intervention of potential issues. Our approach is focused on disrupting the existing fleet data marketplaces that typically rely on data from aftermarket devices by reducing the cost to access the fleet data and enriching the insights from the available dataset to deliver additional fleet services. We believe that our Fleet Management offering can provide the platform for data standardization, consent and privacy, as well as the underlying data management, allowing customers to focus on solutions and limit the requirement for big data management. Target customers for Fleet Management will include fleet management platforms, telematics services providers, leasing services providers, shared mobility providers, business services, delivery and logistics organizations and large enterprise fleets.

Fleet Management is currently in development with planned commercial release in 2022.

6-Car Sharing & Rental

We intend to provide Car Sharing & Rental offerings (“Car Sharing & Rental”) to drive transformation in the established car rental market and support growth in car sharing with functionality such as remote vehicle unlock, digital keys, vehicle status information, vehicle monitoring and enhanced safety and security. We believe that our proposed Car Sharing & Rental services will also provide vehicle condition monitoring and alerts, vehicle usage and journey trends by location plus dynamic pricing models.

All types of connected vehicle data will be relevant for Car Sharing & Rental, with a particular focus on enabling enhanced consumer experiences and providing vehicle intelligence and usage analytics to the vertical service providers. This covers both peer-to-peer car sharing, fleet car sharing and traditional car rental.

Our approach with Car Sharing & Rental will focus on disrupting where existing data sources are used, and a market making for new propositions that only connected vehicle data can enable. Target customers for Car Sharing & Rental will include car rental providers, peer-to-peer car sharing operators, ride sharing operators and Smart Mobility platforms.

We do not currently offer Car Sharing & Rental services; our first products supporting Car Sharing & Rental are in development with planned commercial release in 2023.

7-Roadside Assistance Services

We intend to provide Roadside Assistance services (“Roadside Assistance”) to transform existing roadside assistance experience services, such as breakdown support, vehicle recovery, emergency service response and driver assistance services. Our proposed Roadside Assistance services will include transmitting crash and breakdown alerts; helping our customers understand crash severity, occupancy, and vehicle status; and aiding in the automatic dispatch of recovery services based on identified issues and resolution requirements.

We anticipate that our Roadside Assistance services will combine data from crash and airbag sensors with body status sensors to identify the occurrence and severity of an incident. Roadside Assistance will also use data in connected vehicle components to automatically inform breakdown service providers of the in-vehicle issues requiring assistance, which we believe will enable rapid, appropriate and targeted response. The Company intends to act as both disruptor and market maker for this product, replacing legacy data sources whilst also enabling new propositions using vehicle connectivity. Although the primary customer targeted for Roadside Assistance is breakdown and recovery service organizations, we believe the data may also be used by sectors such as fleet management and insurance that require rapid notification of a crash or incident for first notification of loss.

We do not currently offer Roadside Assistance products; our first products targeting roadside assistance providers are currently in development with planned commercial release in 2022.

8-Integrated Payments: “Pay-By-Car”

We intend to create integrated payment services (“Integrated Payment”) to use connected vehicle data to enable automated payments for services such as parking, toll road usage and fuel/EV charging. We envision that Integrated Payment services will also provide for in-vehicle purchasing of goods and services, including food and drink, retail and on-demand insurance and vehicle features.

Our Integrated Payment services will use vehicle data to determine the amount of a product or service that the driver must pay for, such as length of stay at a car park, distance travelled on a toll road or amount of fuel delivered etc. Through this service, vehicle data will also enable dynamic pricing including based on such things as occupancy, time of use, driving style and emissions. We believe that Wejo will disrupt existing marketplaces by creating new driver and vehicle owner propositions that simplify the payment process through data and vehicle connectivity. Target customers for Integrated Payment include EV charging and parking operators, toll road operators, and fuel and convenience stores.

We do not currently offer Integrated Payments products; our first products supporting integrated payments are still in the research phase and we do not have a targeted commercial release date.

Wejo Software & Cloud Solutions

In addition to the Wejo Marketplace Data Solutions discussed above, Wejo is continuing to innovate its software portfolio to commercialize data-centric software capabilities, including software platforms, software analytical tools, data management software, privacy and data compliance software, business insights and services enablers, as well as data visualization software to OEMs, Tier 1s, and larger enterprise customers such as Fleet and insurance companies as a separate business line. We expect to generate revenue through strategic partnerships offering to OEMs, Tier 1s, and larger enterprise customers via professional services fees, data processing, data management solutions, software platforms and business intelligence delivery based on connected vehicle data. In December 2021, we signed our first OEM customer contract for data management services with a major U.S. automaker.

We believe that Wejo Software & Cloud Solutions for OEMs will also increasingly provide detailed insights to manufacturers through enrichment and processing of the vehicle data from multiple sources. These services will leverage machine learning algorithms and other analytics processes to identify patterns in the data which could give near real-time information to OEMs on the design and performance of their vehicles, improvements that can be made to the design of automotive components, sales optimization marketing and aftermarket supply chains.

Sample insights from OEM, Tier 1, and enterprise customers will also include real-world vehicle usage intelligence, feature usage, powertrain and EV suitability, enhanced demographic profiles, dealership and after sales intelligence and vehicle maintenance and diagnostics. Wejo’s platform offers safe and efficient access to and consumption of such insights by users at OEM, Tier 1, and enterprise customers such as Fleet and insurance companies.

In addition to the existing OEM engagement on Wejo Software & Cloud Solutions, we are working closely with several other OEMs to prepare for tailored automotive analytics that offer data visualization and queries to data sets scheduled for commercial release beginning in 2022; additional analytics as well as software data processing platforms are planned for commercial release in the same time frame.
Our Industry

Wejo delivers an array of services and solutions serving the fast growing “Smart Mobility” market via our intelligent transport and mobility network platform, Wejo Neural Edge, developed for the automotive and mobility industries. Our technology and products support real-time data processing and the generation of insights from autonomous, electric, and connected vehicles. Given our capabilities, we are well-positioned to serve two distinct markets with our offering. On one side sits automakers, Tier 1s, and Fleet providers whose ecosystem is expanding and becoming more connected, creating the explosion of autonomous, electric and connected vehicle data that fuels our software platform. On the other side resides connected vehicle data customers, which create new use cases for transportation and mobility information, as well as data analytic solutions that we are providing today and are developing for tomorrow. These new product verticals are addressed through our proprietary standardization, enrichment and visualization of connected vehicle data enabling us to uncover an immense wealth of information about mobility and enable solutions that serve both distinct markets.

Connected vehicle data is generated by a range of sensors that transmit information from connected vehicles, totaling billions of data points every day. This data can be temporal and geospatial, indicating when and where the information is generated. We ingest, standardize, store, and process this data, supporting our efforts to design and manage public, commercial, and personal solutions from traffic management and road intelligence to 3D parking and remote vehicle diagnostics, to name a few.

Our products, derived insights and software uniquely serve each distinct market. For the automakers and large enterprise customers, we ingest raw data, transform it and create valuable derived insights that these customers can use to manage their businesses. We also leverage insights from their connected vehicle data to fuel our data and analytics products. We also offer our tools to help automakers process their own data to create value from their internal use cases. For our new markets, we provide transportation information, analytics and services using connected vehicle data to support our product lines.

Our products leverage connected vehicle data to allow road transportation users and operators benefit from safer and better travel experiences. We create strategies, along with the right products and services, that generate substantial value from this data. The benefits that we expect Wejo to create from its eight current and potential areas of service include increased road safety, reduced emissions, automated breakdown and recovery services, touchless payments, differentiation of the driving experience, optimization of internal vehicle processes, and more, all while creating new sources of revenue for us, our customers, and our OEM partners. Through this ecosystem, connected vehicle data brings tremendous benefit, while more than offsetting the complexity and cost to OEMs of connected vehicle data systems.

The global addressable market for Smart Mobility connected vehicle data is expected to grow in tandem with the automotive industry’s rollout of connected cars, trucks, motorcycles, vans, and buses, alongside the increased adoption of intelligent transportation systems. External and internal research projects that between 2020 and 2030 the total number of Smart Mobility connected vehicles will triple, from 196 million to 600 million, representing 44% of all vehicles globally at that time. By 2030, we estimate approximately 300 million vehicles will operate on the Wejo platform.

Geographic Footprint

As of December 31, 2021, Wejo had 22 OEM, Tier 1, and F data access relationships, which span the United States, Europe and Asia, with plans to expand our footprint into Latin America and other regions in the coming years. Our Wejo Marketplace Data Solutions have been used primarily in North America with the addition of early customers in Europe in late 2021. Wejo Software & Cloud Solutions launched with its first SaaS data management customer in North America in December 2021. We are building the expertise and market vertical solutions that enable global roll-outs of all eight of our Wejo Marketplace Data Solutions products and our Wejo Software & Cloud Solutions as we onboard new data access relationships around the world.

During the year ended December 31, 2021, the Company earned the majority of its revenue from the Wejo Marketplace Data Solutions and began earning revenue from Wejo Software & Cloud Solutions with its launch in the fourth quarter of 2021. For the year ended December 31, 2020, the Company earned the majority of its revenue from the Wejo Marketplace Data Solutions as Wejo Software &

Cloud Solutions revenue was immaterial. For the years ended December 31, 2021 and 2020, the Company earned 90% of its revenue within the U.S. and earned 100% of its revenue within the U.S., respectively. The country in which the revenue is generated is based on the address of the ultimate customer utilizing the solutions provided.

Competitive Strengths

Our leadership in the connected vehicle data market and the billions of data points that we ingest and standardize every day, live from vehicles in near real-time, enables us to provide products and services that make our roads safer, smarter, and more sustainable. While we are still early in the launch of many of our Wejo Marketplace Data Solutions products, our company already has a proven track record of contributing to traffic management solutions, through the first product we have launched, Traffic Management. We have launched our visualization tools platform Wejo Studio and have gained our first major OEM customer for data management services. We expect to expand our capabilities to six of the eight product lines of Wejo Marketplace Data Solutions in 2022, and we will be expanding to numerous customers in Wejo Software & Cloud Solutions, both with expanded software and visualization tools, solutions and services.

One of Wejo’s fundamental competitive advantages for Smart Mobility is in its proprietary data sets sourced directly from vehicle-integrated sensors. This data, combined with insights that Wejo creates from numerous data sets, machine learning and artificial intelligence, provides more accurate near real-time and in-journey data as compared to current market technology that relies on inferred mobile data and after-market devices. For example, additional sensor data, from even a small subset of vehicles, allows our uniquely differentiated technology to provide near real-time insights into road and environmental conditions. As of December 31, 2021, Wejo had 16.1 million monetizable vehicles on the Neural Edge platform from currently onboarded OEMs, a 29% increase over the prior year-end. Of these monetizable vehicles, 11.8 million were active on our Neural Edge platform within the last six months of which we ingested and standardized their related data, tracking over 71.6 million journeys and 16.0 billion data points a day, primarily in the United States. In total, we have ingested more than 7.7 petabytes of data. Based on existing OEM, automotive suppliers (Tier 1) and distributor (automotive dealer) relationships, we expect that near-real time live streaming vehicles on our platform will increase to 124 million connected vehicles by 2030.

Wejo’s relationships with OEMs have enabled us to develop a deep understanding of different ways connected vehicle data is generated; put simply, no two OEMs have the same way of describing data such as location, speed or braking events. As a result, the Company has developed a proprietary cloud platform, Wejo Neural Edge, which enables data from any OEM to be standardized into a common data model, and a portion of the data is used to develop a rich understanding of the environment around connected vehicles, even in areas where the number of connected vehicles is modest relative to the broader population of vehicles. Through Wejo Neural Edge, our customers may consume the data and data insights without having to deal with the complexities of large data sets and cumbersome data standardization behind the scenes. We expect that as we gain more customers, our common data model will become more widely recognized as the standard that customers expect. We believe that this will open the opportunity for our transformational impact on the future of mobility, autonomous vehicles and vehicle-to-infrastructure communications. Wejo aims to become the standard for Smart Mobility, as ubiquitous and recognizable as Bluetooth.

Wejo has fortified its market-leading position by creating Wejo Neural Edge, a technology moat that promotes the sharing, accessing, and use of connected vehicle data, while maintaining vigorous protocols for security and privacy.

Our advantages include the following key attributes:

•OEM Partnerships: Wejo is the preferred partner of a number of OEMs seeking to monetize connected vehicle data or to use their data to gain insights into their own business.

•Robust Platform: Wejo Neural Edge is capable of processing billions of data points every day and supports the processing that we need for growth in the market, and to enhance vehicle infrastructure communications.

•Scalability: Our partnerships with OEMs are built over time and based on trust, allowing for greater development in the future.

•OEM Connections: Wejo has a suite of connectors to address the different technology choice of each OEM, including Apache Pulsar, Representational State Transfer JavaScript Object Notion or “REST JSON,” Avro, Message Queuing Telemetry Transport or “MQTT,” Advanced Message Queuing Protocol or “AMQP,” and AWS Kinesis.

•Range of Sensors and Types: Wejo ingests and processes data from over one hundred sensors from our connected vehicle fleet across multiple vehicle makes and models. Since the range and types of sensors vary with each OEM, Wejo has built a proprietary common data model to standardize data for the marketplace.

•Patent Process: Wejo operates an active patent process to protect our key technologies.

•Insight and Analytics Models: Our data science and machine learning technology translate raw sensor and movement data to actionable insight.

•Geospatial Analytics at Scale: Wejo has invested in distributed geospatial analytics, allowing our platform to process connected vehicle data that includes temporal and geospatial information, showing when and where the information is generated.

•Data Privacy and Security by Design: Data protection is a fundamental component of our business model. All of Wejo’s data collection and handling processes aim to achieve compliance with all applicable laws, including, but not limited to, the

General Data Protection Regulation 2016/679 (“GDPR”) in Europe and California’s Consumer Privacy Act (“CCPA”) in the U.S. These processes are fully scalable.

Competition

Wejo remains strongly positioned in the competitive landscape in which we operate. Our company was created with specific strategic parameters to govern our operations: to build strong OEM relationships, to advance transportation safety, and to improve the in- and-around the vehicle experience, all while building value. We have strong OEM, Tier 1 and Fleet provider relationships based on our 22 preferred partner relationships, which typically have terms of up to seven years. As of December 31, 2021, we have processed over 16.0 billion data points every day in live near real-time feeds directly from vehicles through our OEM relationships. These OEM data feeds do not come from brokers, the aftermarket, or mobile phone data resellers, which are frequently used as data sources by our competitors. This connected vehicle data comes directly from our OEM relationships and integrations with the connected vehicles.

Our current and future competitors vary in size and in the breadth and scope of the products and services they offer, and may be larger, have longer operating histories, or have greater available financial, technical, sales, marketing and other resources than we do, as well as larger installed customer bases. Our current principal competitors can or could include, but are not limited to, technology companies such as Hewlett Packard Enterprise and technology provider Ericsson, who offer vehicle connectivity and OEM solutions, whilst there are vertical specific players such as LexisNexis, Verisk and Octo that offer insights for specific product lines. In addition, data and technology conglomerates, such as Google, Apple, and Amazon, could provide intense competition given their data and technological capabilities and resources to fund rapid development.

The convergence of our vision, our technology, and our OEM relationships allows us to process and standardize unparalleled amounts of data to create our proprietary data set. We have relationships with OEMs in Asia, Europe and in the United States with multiple different data standards that, as we onboard to our platform, will converge to one standard. We standardize up to 486,000 data points a second.

In addition to our technology and broad suite of planned products, OEMs are willing to evaluate many more incremental services that we offer. We see opportunities to use our platform to redistribute data internally to their businesses, to visualize their data for them, and to provide services that help them comply with legal and regulatory requirements. With these new experiences, we gain more insight into the data, and OEMs gain more insight into our capabilities. As the richness of our data analytics grows, so does the opportunity for us to develop and offer SaaS Solutions to the automotive industry.

While others may talk about privacy, we build privacy by design. Our global security certifications and process controls comply with GDPR. This privacy backbone gives OEMs confidence in the security of their data.

Business Strategy

Our business strategy is supported by many unique and sustainable differentiators.

•OEM Relationships: Wejo has forged strong relationships with OEMs, Tier 1s, and Fleet partners globally, allowing access to broad and deep vehicle attributes from embedded telematics devices within the vehicle. These relationships create more value over time as vehicle volumes increase, geographical spread.

•Product Innovation: Wejo focuses on market creation through product innovation, including data, insights and applications aligned to specific verticals, producing monetization opportunities.

•Volume and Quality of data: Wejo receives data from 11.8 million live vehicles in near real-time, processing roughly 486,000 data points per second and ingesting over 16.0 billion data points per day on average.

•Wejo Software & Cloud Solutions: Wejo offers a growing range of SaaS solutions for OEMs, Tier 1s and large enterprise customers such as and Fleet operators or insurance companies partners enabling them to unlock further value in connected vehicle data across the vehicle development, sales and ownership lifecycle.

•Standardization of Data: Wejo Neural Edge provides a processing platform that delivers near real-time standardization of OEM data in actionable formats and the ability to unlock uniquely valuable insights from over 525.0 billion miles and 64.8 billion journeys for different end-users.

•Machine-learning Insights: Wejo utilizes advanced machine learning capabilities to deliver rich data formats that customers can easily consume. Machine learning enables a complete data picture to be reconstructed from a limited data set if a customer needs data to understand specific events reducing the amount of data to be ingested, processed and stored. This innovative functionality will reduce costs for both Wejo and OEMs, improve latency of data processing, and ultimately improve energy sustainability efforts by decreasing the amount of servers needed to manage the vast amounts of data coming from more and more connected vehicles.

•Patent Process: Wejo has 37 pending and 1 granted patent, with processes in place for protecting and growing our intellectual property portfolio.

Acquisition of New Customers

The Company believes there is significant opportunity to continue to expand Wejo's customer base. Through the growth of the Company's sales and marketing departments, the Company intends to engage prospective customers, increase brand awareness, and continue to educate investors with Wejo's platform and products. As of December 31, 2021, the Company had approximately 68 customers across a variety of industries and sectors, including universities, municipalities, and OEMs, representing a 113% increase over 2020 year-end.

Expansion of Existing Customer Base

Wejo is expanding its customer base in multiple ways. Wejo Marketplace Data Solutions will expand from one product line currently in operation to eight product lines over the next several years, and the number of market verticals to which we will sell these solutions will expand significantly as we roll out new product lines to serve these markets. We are expanding our base of larger enterprise customers in both Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions.

Technology Overview

Wejo Neural Edge is our proprietary cloud platform designed to support and maximize the value proposition in Smart Mobility connected vehicle data. The Company monetizes its proprietary data lake by delivering valuable insights for customers through product offerings via the Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. Additionally, through machine learning and proprietary algorithms, Wejo can offer its own solutions for customers to offer compelling end market applications to enhance products and offer new value creating opportunities.

The Company's source-agnostic interfaces provide flexible integration with OEM and Fleet provider data, while the high- performance architecture, built by Wejo, rapidly ingests, cleanses and integrates the data into the Wejo Marketplace Data Solutions.

The data used in the Company's products is received live, directly from vehicle sensors via the OEM and cloud interface and not gathered from third-party devices or mobile data. This exclusive, proprietary data set creates a significant strategic advantage; insights the Company provides through its products are uniquely differentiated because we receive data every 1-5 seconds in-journey (we are not limited to post-journey data), which allows us to provide near real-time insights to the marketplace. We are able to deliver data from vehicle to customer in less than 60 seconds.

Sustaining Innovation

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain the Company's competitive advantage. With Wejo's Neural Edge platform, the Company currently ingests over 16.0 billion data points a day and has accumulated over 7.7 petabytes of data. Over the next two to three years, the Company expects to expand its platform to ingest data globally, to expand into additional marketplaces and continue to provide business insights to its OEM preferred partners.

Data Privacy

Various laws, including GDPR and CCPA, impose obligations restricting the collection, use and transfer of personal data. The U.S. Federal Trade Commission and various states enforce consumer protection laws to impose obligations on the collection and use of consumer data and on security measures for protecting that data. Similarly, any country that Wejo may enter into for business may have related or more stringent personal data, consumer protection and cybersecurity requirements. The obligations that these laws and regulations impose can be extensive, including but not limited to restrictions on when data can be collected from a person, requirements to obtain consent to collect data from a person, requirements to disclose how data is collected, used and stored, requirements for extensive record keeping on systems processing personal data, geographic limitations on where the data can be stored and processed, contractual obligations that must be maintained with data providers and data recipients, standard contract clauses approved by the European Union (“EU”) when transferring data outside of the European Economic Area, responding to consumer inquiries, notifying regulatory authorities about data breaches, and designating data protection officers. Wejo has incorporated into the platform and the operations features and processes that the Company believes allow us to comply with these types of laws and regulations in the locations where we currently collect data. In fact, the Company has maintained over the past 5 years, and will continue to strive to uphold security and privacy governance certifications, including Cyber Essentials Plus, IASME Gold and ISO27001 (since 2020) certifications, the combination of which indicates our approach to using that best practice and support our commitment to serving our data subjects and customers by protecting all data in keeping with legislative and regulatory requirements.

Before we begin services into a new country, we review applicable laws and regulations and create a plan to update our systems and operating procedures, including for managing personally identifiable information (“PII”), if necessary, to comply with all local data and related consumer protection requirements. In addition, we also maintain operations in the UK. The EU Commission has released a draft decision declaring UK data protection obligations adequate, which if ratified, would allow flow of data from the EU to the UK with the same benefits as those when the UK was part of the EU. If the decision is not ratified, we will be required to follow additional procedures, including implementing standard contract clauses approved by the EU to transfer data adequacy for processing or storage in the UK. If adequacy is not ratified, Wejo is well-positioned to continue to transfer data between the UK and the EU. Failure to comply with any of the laws and regulations discussed in this section can result in fines and penalties. For example, failing to comply with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. If at any time our platform or operations are found noncompliant with these requirements, our business, results of operations, and financial condition may be materially and adversely impacted. Meeting the obligations imposed by any of the above laws and regulations or any similar laws and regulations that may apply to our current and future business will impact our business.
Human Capital Resources

Oversight and Management

Attracting, developing and retaining top talent is key to our growth, and our success depends on cultivating an engaged and motivated workforce. Our goal is to create a welcoming, diverse and inclusive environment for all our employees, and the tone is set from the top. Our Board of Directors and its committees provide oversight on certain human capital matters. For example, our Nominating and Corporate Governance Committee provides oversight of the environmental, social, governance trends, issues and concerns. In addition, our Compensation Committee is responsible for, among other things, developing and reviewing executive management succession plans and reviewing the Company’s compensation policies for executives. Our Human Resources department is tasked with managing employee-related matters, including recruiting and hiring, compensation and benefits, performance management, and learning and development. In addition, our management and cross-functional teams also work closely to evaluate human capital management issues.

Wejo strives to foster the best possible work environment for all employees. Integrity, honesty, and sound judgment are fundamental to our reputation and success. We comply with laws, rules and regulations, holding ourselves to high standards of ethical business conduct in every aspect of our business dealings. We have a Code of Conduct and Business Ethics (the “Code of Conduct”), which sets forth the basic guidelines that we all must follow. The Code of Conduct serves as a guide for what to do when faced with legal or ethical questions and promotes the high ethical standards to which we are committed.

Our Employees

As of December 31, 2021, Wejo had 296 employees, which included 253 permanent employees and 43 non-permanent employees, of which 38% are in our commercial office, including our Sales & Marketing employees, and 35% are in Technology, with the rest making up our support functions. Geographically, as of December 31, 2021, 81% of our employees were located in UK, 16% were located in the U.S., and the remaining 3% were located in Japan and elsewhere in Europe. In addition to the 253 permanent employees, Wejo had 43 contract-based, non-permanent employees; 1 such employee was based in the U.S., 36 such employees were in the UK; and 6 such employees were elsewhere in Europe.

None of Wejo’s employees are represented by a labor union, and Wejo considers its relations with its employees to be good. To date, Wejo has not experienced any work stoppages.

Employee Compensation, Benefits and Wellness

We consider our people to be crucial to our success, meaning we value the importance of attracting and retaining the best talent. We offer market competitive compensation packages including equity and retirement benefits for all employees, with UK leaders and managers and all U.S. employees receiving healthcare benefits.

We value the importance of mental wellness and health, and promote regular work breaks and protected personal time. We are also committed to ensuring that proper working conditions exist for the safety of everyone. Where required, we provide home-office furniture, including ergonomic chairs and desks to ensure people’s working conditions are appropriate. We believe this contributes to our low work-related personnel injury rate.

Employee Engagement

A key focus is the employee experience through communication, engagement, alignment and feeling valued. We strive to continually improve all elements of engagement through surveys, monthly all-hands briefings, social events, our internal intranet, goals and regular 1:2:1’s. While none of our employees are covered by a collective bargaining agreement, we do have employee representatives for the purpose of information sharing and consultation. This channel is used to communicate matters of interest affecting employees and social/charities. We review best practice in order to improve ways of working, including policy, legislative changes and/or employment terms.

Leadership Development and Training

Other key focus areas are Leadership Development and Success Management. We support career development by designing and investing in resources such as our Success Management tool designed to identify strengths and development areas by department. All employees have access to a blended solution of learning support, ranging from induction and on-the-job-training to e-learning solutions and coaching and professional development. We are also investing in our leadership population specifically, with our key signature programs aimed at building high performing teams and leading through change. Our learning and development strategy is aimed at building capability for today and the future and investing in our employee’s careers within Wejo.

Diversity & Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of race, color, citizenship status, religious creed, national origin, ancestry, gender identity, sexual orientation, age, marital status, veteran status, physical or mental disability, medical condition, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to our Code of Conduct, which sets standards for appropriate behavior, and are required to attend annual training on the Code of Conduct.

Wejo does not in any way or under any circumstances tolerate or ignore bullying, harassment, or victimization, and therefore the Company treats all allegations and situations seriously. We also sponsor charities for the good of embracing life's differences. We govern ourselves through our commitment to diversity and equality through our Equality, Diversity and Discrimination Policy, which embraces individual viewpoints, cultures, preferences and experiences.

Item 1A. Risk Factors

You should carefully consider the following risk factors, which are not exhaustive, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors or the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

Our plans for operating our business and leading further growth of the connected vehicle data ecosystem include adding to our large data processing capabilities to create new products and services for a wide variety of participants in the road transportation industry and beyond. These plans include developing new products and services to and for transportation systems, OEMs, auto suppliers, and others. These investments could contribute to losses, and we cannot guarantee whether or when any of the new products and services will become operational, be successful with customers, or whether they will be profitable.

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements, which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on our Company.

As discussed in the Explanatory Note and in Note 2 to the accompanying consolidated financial statements under Item 8 of this Comprehensive Annual Report on Form 10-K, we have concluded that certain of our previously issued financial statements should no longer be relied upon. We are restating our previously issued audited consolidated financial statements as of and for the year ended December 31, 2020, filed with the Securities & Exchange Commission (the “SEC”) in a Registration Statement on Form S-1 on December 17, 2021, and the unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2021, filed with the SEC on a Quarterly Report on Form 10-Q/A on December 17, 2021, as they should no longer be relied upon. Note 2 to the accompanying consolidated financial statements also restates the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and the three and six months ended June 30, 2021, which were included in our initial registration statements on Form S-4 and S-4/A filed in connection with the Business Combination. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatements of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. Certain remediation actions were recommended, and we are in the process of implementing them. See Item 9A., Controls and Procedures of this Comprehensive Annual Report on Form 10-K for a description of these remediation measures. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement and these ongoing remediation efforts.

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

Enhancements, such as additional technology features, and new connected vehicle data products and services that we develop may not be developed or introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our platform or other services or may not achieve the broad market acceptance necessary to generate significant revenue. Furthermore, our ability to increase the usage of our services depends, in part, on the development of new uses for our services, which may be outside of our control. Even if our new and improved products and services are successful, they may not operate without excessive and unforeseen costs, or without technical challenges that impair broader sales. As the growth of the connected vehicle data market involves new products and services that customers have not previously had an opportunity to acquire, our success depends upon whether, the extent that, and the timing of when, customers accept and purchase the new products and services. Since we cannot control any of these factors, we cannot guarantee that improved and new products and services will not contribute to losses or will operate or sustain profitable operation. If in reaching customer acceptance and adoption of improved and new products and services we need to increase sales expenses beyond what we anticipate, our ability to limit losses and reach and maintain profitability for those products and services may be adversely impaired.

We anticipate growth in the connected vehicle data market; if we do not successfully match our growth to the growth of the connected vehicle data market, our business could be materially and adversely affected.

Our strategy for investing in new products and services supports our expectations of demand for new products and services in the connected vehicle data market and for growth of that market in new regions and countries. For example, we plan to offer services that provide data processing capabilities to OEMs, Tier 1s, Fleet providers, and automotive ecosystem partners and that increase insights and visualizations from connected vehicle data. We also plan to sell current and future services in new countries where we do not already have customers. If our investments do not create successful new products and services that support growth of the business, or if our strategy for growth does not match demand for growing products and services in the connected vehicle data market, our business performance could be adversely impacted.

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

We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. Accordingly, we may need to engage in equity or debt financings to secure additional funds. On February 14, 2022, we entered into that certain Common Stock Purchase Agreement (the “CFPI Stock Purchase Agreement”) and a Registration Rights Agreement with CF Principal Investments LLC (“CFPI”). Pursuant to the CFPI Stock Purchase Agreement, the Company has the right to sell to CFPI up to the lesser of (i) $100,000,000 of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined in the CFPI Stock Purchase Agreement). If we raise additional funds through sales of our common stock under the CFPI Stock Purchase Agreement and other future issuances of equity or convertible debt securities, our shareholders could suffer significant dilution. In addition, any new equity securities we issue could have rights, preferences and privileges superior to those holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

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

We are pioneering the connected vehicle data business, for which we expect a growing customer base. Our plan for growing revenue depends upon maintaining customers and obtaining new customers. Current and potential customers may not value or may be slow to value the benefit of our products and services, may not agree that our products and services are as valuable as we anticipate, may find alternative sources of information to replace the products and services that we offer and plan to offer, may not be satisfied with our delivery of our products and services, or may decide that our products and services are not the products and services that they need. We cannot predict if and when customers will decide to purchase or continue purchasing our products and services. In addition, acceptance by our current customers does not guarantee that future customers will desire, accept, or be able to receive some or all our products and services from our platform without the need for us to increase expenses beyond levels we anticipate in order to adapt our platform to meet future customers’ needs. When customers do purchase our products and services, we cannot predict the amount of data that customers will purchase. If for any of these reasons or others, we do not maintain and grow our customer base as we anticipate, then our business, results of operations, and financial condition could be adversely affected.

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

Our products rely on live data streams from OEMs on reasonable economic terms and with reasonable permissions; if we are unable to maintain sufficient contracts with such partners for data streams at reasonable prices, our ability to offer certain products and services or the value of our data products and services may be impaired.

Our products and services depend upon the availability of connected vehicle data. We obtain this data through our relationships with OEMs on reasonable economic terms. Some or all of the OEMs from whom we obtain connected vehicle data may decide to limit or withdraw the availability of their connected vehicle data if we do not meet their business goals for connected vehicle data, sales or revenue targets, or our obligations under our contracts. Some of our products require a minimum volume of connected vehicle data in a given market to provide meaningful value to customers. In addition, if the economic terms of our agreements with OEMs or such sources do not allow us to cover costs of our business as we anticipate, our revenue will be negatively impacted. We cannot offer our key products and services in a region or market where we do not have contracts to receive connected vehicle data. If we are unable to maintain sufficient contracts with OEMs for data streams that adhere to our quality-control standards and service-level agreements or obtain acceptable alternative data for the impacted market, we may be unable to offer certain data products and services and the value of those we offer may be limited. As a result, our business, results of operations and financial condition could be adversely affected.

If we are unable to expand our relationships with OEMs and add new OEMs as data providers, our business, results of operations, and financial condition could be adversely affected.

As part of our growth strategy, we intend to expand our relationships with our existing OEM connected vehicle data providers and add new relationships with additional OEMs. In addition to obtaining data from such partners, we offer services to OEMs, Tier 1s, Fleet providers, and participants in the automotive ecosystem to assist them in identifying, processing, and converting to a useable standard connected vehicle data that support useful services in the market. If connected vehicle data from new OEM suppliers does not meet our technical or quality standards, it may not be suitable for use in our products and services, or we may face increased technical costs processing the data, which could adversely impact our continued growth. If we fail to expand our relationships with existing OEMs or establish relationships with new OEMs in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at building these relationships, but there are problems or issues with integrating our systems with those of the OEMs, our reputation and ability to grow our business may be harmed.

Any failure to offer high quality data user support may adversely affect our relationships with our customers and prospective customers, and adversely affect our business, results of operations and financial condition.

Many of our customers depend on our customer support team to assist them in deploying our services effectively, to help them to resolve post-deployment issues quickly, and to provide ongoing support. If we do not devote sufficient resources or are otherwise unsuccessful in assisting our data customers effectively, we could adversely affect our ability to retain existing data customers and could discourage prospective data customer from adopting our services. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our business, results of operations and financial condition. Our revenues are highly dependent on our business reputation. Any failure to maintain high quality customer support, or a market perception that we do not maintain high quality customer support, could erode customer trust and adversely affect our reputation, business, results of operations and financial condition.

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

We are highly dependent on our CEO and founder, Richard Barlow. Mr. Barlow has acted as Wejo’s Chief Executive Officer since our inception and, as such, is deeply involved in all aspects of our business. Our future business and results of operations depend in significant part upon the continued contributions of Mr. Barlow. If we lose those services or if he fails to perform in his current position, the development of our business plan could be adversely affected and harm our business. Negative public perception of, or negative news related to, Mr. Barlow may adversely affect our brand, relationship with customers or standing in the industry.

If we are unable to hire, retain and motivate key executives and other qualified employees, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain key executives and highly skilled employees. Our executive team, in particular, has played and continues to play a key role in the development of our business. We believe that there is, and will continue to be, intense competition for highly skilled executive, management, technical, sales and other employees with experience in our industry and where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate such employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing, and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

The COVID-19 pandemic has disrupted the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses, and individuals around the world. The impact and duration of the COVID-19 pandemic are difficult to assess or predict. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. In addition, adverse market conditions resulting from the spread of COVID-19 could materially adversely affect our business and the value of our common stock.

In 2020, as part of our response to the COVID-19 pandemic, we temporarily closed all our offices (including our headquarters), enabled our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted Company events to virtual-only experiences. While our employees have begun to come back to the office in a “hybrid” work model during 2021, the unpredictable nature of the pandemic and possible variants make it difficult to predict how long we may be able to work in this manner and we may deem it advisable to shift back to a virtual-only work model in light of any worsening of the COVID-19 pandemic. If the COVID-19 pandemic worsens, especially in regions where we have offices, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.

Our customers or potential customers include the transportation, retail, advertising, and entertainment industries, all of which have been impacted by the COVID-19 pandemic and companies whose customers operate in impacted industries. As such, these customers have and may continue to reduce their technology or sales and marketing spending or delay their sales transformation initiatives as a result of the pandemic, which could materially and adversely impact our business. In early 2020, we experienced headwinds in some sales cycles as business leaders adapted to the impacts of the pandemic and we saw heightened cancellations and reductions in spend from customers in heavily impacted industries relative to our anticipated growth at the time. We also experienced longer sales cycles and more intense scrutiny, particularly for larger purchases and upgrades as customers and prospects re-assessed their growth trajectory in light of the changing economic environment. During 2021, however, we saw an easing of the previous COVID-19 pandemic restrictions as vaccinations were made available and the restrictions put in place reduced the spread of COVID-19. Subsequently, as these restrictions were gradually lifted in the second half of 2021, we began to see our business begin to pick up as well, as the economy began to rebound, albeit at levels below those prior to 2020. However, there can be no assurance that we won’t experience similar or other headwinds as a result of the pandemic in future periods. Any such factors could result in our experiencing slowed growth or a decline in new customer demand for our platform and lower demand from our existing customers for upgrades within our platform, as well as existing and potential customers reducing or delaying purchasing decisions. We could also experience an increase in prospective customers seeking lower prices or other more favorable contract terms and current customers attempting to obtain concessions on the terms of existing contracts, including requests for early termination or waiver or delay of payment obligations, all of which has adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

The COVID-19 pandemic could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their businesses, experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Further, the COVID-19 pandemic has resulted in our employees and those of many of our customers and vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees, and our customers and vendors’ employees, access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.

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

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic including vaccine availability and deployment; the impact on the health and welfare of our employees and their families; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; delays in hiring and onboarding new employees; and the effect on our partners, vendors, and supply chains, all of which are uncertain and cannot be predicted. Because of our largely subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

Unfavorable conditions in our industry, the automotive industry, the global economy, or reductions in spending on technology could adversely affect our business, results of operations and financial condition.

Our business is impacted by changes in our industry, the automotive industry, or the global economy on our customers and automotive data providers. Our results of operations depend in part on customer investment in technology to connect to and utilize our products and services. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting and by their willingness to increase the scale of their purchases of our products and services. To the extent that weak economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control result in a reduced volume of business by our customers and prospective customers, demand for, and use of, our products may decline. For example, the military conflict between Russia and Ukraine could result in regional instability and adversely impact commodity and other financial markets as well as economic conditions, especially in Europe. Additionally, this could magnify inflationary pressure resulting from the pandemic and extend any prolonged period of higher inflation.

To the extent that any of these factors impact the sale of new vehicles with connectivity or the investment by OEMs into vehicle connectivity, the supply of connected vehicle data in one or more of our existing or anticipated markets may fail to meet our expectations and we may not be able to offer the products and services that we anticipate and demand for and revenue from our products and services may slow or fall. If due to any of these factors, our customers reduce their use of our products, or prospective customers delay adoption or elect not to adopt our products, or if OEMs reduce their investments in vehicle connectivity as a result of a weak economy, this could adversely affect our business, results of operations and financial condition.

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

The market for connected vehicle data products is rapidly evolving, fragmented and highly competitive, with relatively low barriers to entry in some segments. To compete effectively, we will have to maintain and grow credible relationships with OEMs, provide products and services that customers will accept, continue scaling our data processing and supporting operations to provide satisfactory service levels, and continue to build knowledge among current and potential customers of the value of our connected vehicle data products and services. The principal competitive factors in our market include completeness of offering, credibility with customers and OEMs, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our products. Our competitors fall into four primary categories:

•Companies brokering or creating marketplaces for connected vehicle data;
•Companies that develop platforms for processing connected vehicle data;
•Large technology companies such as Google; and
•Automotive companies who may desire to independently market their connected vehicle data with partially or fully competing services

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

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because some of our sales to date have been customers making limited purchases, sales in any given quarter can fluctuate based upon the timing and success of our sales efforts. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business, including, but not limited to, the factors discussed in this Item 1A. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts or investors. If we do not meet these expectations for any period, the value of our business and our securities, or those of the combined company, could decline significantly.

Our consolidated financial statements include significant intangible assets, which could be impaired.

We carry significant intangible assets on our Consolidated Balance Sheets. We had $9.5 million and $10.9 million of intangible assets as of December 31, 2021 and 2020, respectively. Pursuant to current accounting rules, we are required to assess intangibles for impairment at least annually or more frequently if impairment indicators are present. Impairment indicators include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in share price or market capitalization and negative industry or economic trends. The COVID-19 pandemic and impact on our business was an impairment indicator that we assessed. See “Risks Related to COVID-19 - The ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, could materially impact our business and future results of operations and financial condition” in this Item 1A. We assessed our intangible assets for impairment for the most recent reporting date as of December 31, 2021. We did not record impairment charges in 2021 or 2020. Other intangible assets, such as internally generated development costs, are amortized across their useful economic lives. However, if impairment indicators are present, we are required to test such intangible assets for impairment.

Risk Related to Intellectual Property, Cybersecurity and Data Privacy

We may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions economically or at all, which could diminish our brand and other intangible assets.

The success of our services and our business depends in part on our ability to obtain patents and other intellectual property rights, and maintain adequate legal protection for our products in the United States and other international jurisdictions. We rely on a combination of patent, copyright, service mark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will be issued with respect to our currently pending patent applications, including in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any of our patents will not be challenged, invalidated or circumvented. We have filed for patents in the United States and will also file for patents in certain international jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights or may be difficult to enforce in practice, and competitors based in other countries may sell infringing products and services in one or more markets. Our currently issued patents and trademarks and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications may not provide sufficiently broad protection or courts may not enforce them in actions against alleged infringers. An inability to adequately protect and enforce our intellectual property and other proprietary rights or an inability to prevent authorized parties from copying or reverse engineering our solutions or certain aspects of our solutions that we consider proprietary could adversely affect our business, operating results, financial condition and prospects.

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

Third-party indemnity claims, including that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, which, if successful, could restrict us from using and providing our technologies and solutions to our customers or cause us to pay significant damages.

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

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers, and partners from damages and costs which may arise from the infringement by our products of third-party patents or other intellectual property rights, damages caused by us to property or persons, breach by us of confidentiality obligations, other liabilities relating to or arising from the use of our network and products, other liabilities relating to or arising from our use of networks and products of others, or other acts or omissions. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover all intellectual property infringement and other indemnity claims. A claim that our products infringe a third party’s intellectual property rights, even if without merit, could adversely affect our relationships with our customers, may deter future customers from purchasing our products and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand and operating results.

Our defense of intellectual property rights claims brought against us or our customers, suppliers and partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights or licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial license fees or other damages or obtain an injunction forcing us to stop using technology found to be in violation of the third party’s rights or otherwise. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect our business, operating results, financial condition and prospects.

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

We depend upon our IT systems to conduct virtually all our business operations, ranging from our internal operations and technology and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating proprietary information or that of our data suppliers, data consumers, partners and employees or to cause interruptions to our products and platform. In general, cyberattacks and other malicious internet-based activity continue to increase in frequency and magnitude, and cloud-based companies have been targeted in the past and are likely to continue to be targeted in the future. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on Amazon Web Services (“AWS”) or other cloud services), internal networks, our customers’ systems and the information that they store and process. In addition, due to the political uncertainty involving the Russia and Ukraine conflict, there is an increased likelihood that escalation of tensions could result in cyber-attacks that could either directly or indirectly impact our operations.

Although we devote significant financial and personnel resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of security breaches, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, introduction of a virus or similar breach or disruption of our business or our service providers, Microsoft Corporation (“Microsoft”), Azure cloud, AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if our cybersecurity measures or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), or the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected. While we maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

Any disruption of service at our cloud service providers that host our platform or other services or facilities that Wejo relies on could harm our business.

We currently host our platform primarily using Microsoft Azure cloud and AWS as the cloud service providers. We also rely on third parties for network services. Our continued growth depends on the ability of our customers to access our platform at any time and within an acceptable amount of time.

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

If our cloud service provider and/or network services agreements are terminated, or there is a lapse of service, we would experience interruptions in access to our platform as well as significant delays and additional expense in arranging new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure or communications network, which would adversely affect our business, operating results and financial condition.

Any disruption of services that we operate or that we depend upon from OEMs could harm our business and risk losing customers.

Our services in part rely on live data streams both in the data that we receive from our OEM data suppliers and in many of the data products that we provide to our customers. Our products that rely on live stream connected vehicle data depend upon the continued operation and performance of OEM systems at levels meeting our minimum requirements. If one or more of these OEM’s systems do not continue to operate or do not operate at sufficient performance levels, whether through technical limitations or decisions of the OEM to prioritize other aspects of their business, then our products may have reduced marketability and value, which will reduce our ability to obtain revenue and impair the performance of the business. Similarly, if we do not maintain or operate our systems at sufficient performance levels, our products may have reduced marketability and value, which will reduce our ability to obtain revenue and impair the performance of the business. Either of these situations could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs reprogramming, patching, and/or re-architecting our solutions for deployment if we need to recover from reduced or failed performance of our live stream systems, which would adversely affect our business, operating results, and financial condition.

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

Moreover, although we have implemented policies to regulate the use and incorporation of open-source software into our products and platform, we cannot be certain that we have not incorporated open-source software in our products or platform in a manner that is inconsistent with such policies. If we fail to comply with open-source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open-source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open-source software and that we license such modifications or derivative works under the terms of applicable open-source licenses. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open-source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties to continue offering our products and platform and to re-engineer our products or platform or discontinue offering our products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional technology and development resources to re-engineer our products or platform, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require.

Because we operate globally, we are susceptible to numerous international business risks that could increase our costs, disrupt the supply chain, and/or have a material adverse effect on our business, liquidity, financial condition and results of operations.

Our products and services are used in numerous countries, and we source data from foreign countries. Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, include: changes in local, political, economic, social, and labor conditions; economic and political instability, including international conflicts (such as that between Russia and Ukraine), invasions, acts of terrorism, civil strife, war and the threat thereof; potential disruption from socio-economic violence, including terrorism; tariffs, sanctions, and import and export requirements and border accessibility; global trade disputes; potential disruption of shipping and unloading of product or supplies; currency exchange rate fluctuations; a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement; intellectual property rights; privacy obligations; real property rights and liability issues; and inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act.

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

Various laws, including the EU’s GDPR 2016/679 and the CCPA impose obligations restricting the collection, use and transfer of personal data. The U.S. Federal Trade Commission and various states enforce consumer protection laws to impose obligations on the collection and use of consumer data and on security measures for protecting that data. Similarly, any country that we may enter into for business may have related or more stringent personal data, consumer protection and cybersecurity requirements.

The obligations that these laws and regulations impose can be extensive, including, but not limited to, restrictions on when data can be collected from a person, requirements to obtain consent to collect data from a person, requirements to disclose how data is collected, used and stored, requirements for extensive record keeping on systems processing personal data, geographic limitations on where the data can be stored and processed, contractual obligations that must be maintained with data providers and data recipients, standard contract clauses approved by the EU when transferring data outside of the European Economic Area, responding to consumer inquiries, notifying regulatory authorities about data breaches, and designating data protection officers. We have incorporated into our platform and our operations features and processes that we believe allow us to comply with these types of laws and regulations in the locations where we currently collect data. Before we begin services into a new country, we review applicable laws and regulations and create a plan to update our systems and operating procedures, if necessary, to comply with all local data and related consumer protection requirements.

In addition, we maintain operations in the UK, which has left the EU. The EU Commission has released a draft decision declaring UK data protection obligations adequate, which, if ratified, would allow flow of data between from the EU to the UK with the same benefits as when the UK was part of the EU. If the decision is not ratified, we will be required to follow additional procedures, including implementing standard contract clauses approved by the EU to transfer data adequacy for processing or storage in the UK.

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

Restrictions on the collection, use, sharing or disclosure of personal data or additional requirements and liability for security and data integrity may require us to modify our business practices, limit our ability to develop new products and features and subject us to increased compliance obligations and regulatory scrutiny. In addition, many consumer advocates, privacy advocates, and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of personal data. As a result, such advocates and regulators are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors, as well as contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. If there are new data limitations in any jurisdiction in which we currently do business in or plan to enter to do business, our ability to offer our products and services may be materially impacted. For example, new restrictions may require additional investment in our technology, may limit the availability of data that we obtain, or may impose new requirements on how data is collected. These restrictions may be unique to certain countries or regions and could be inconsistent with requirements in other countries or regions. Any of these factors has the potential to reduce the profitability of our products and services, or to reduce our ability to offer our products and services, and our business, results of operations, and financial condition may be materially and adversely impacted.

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

OEMs that provide us data are typically bound by the same or similar regulatory requirements that we face. If our OEM data providers fail to comply with the laws and regulations discussed in this section, they could be subject to fines and new requirements on their systems and their ability to provide us connected vehicle data may be reduced or interrupted entirely. They may also face pressure from consumer advocates, privacy advocates, and government regulators who believe that existing practices, laws and regulations do not adequately protect privacy or ensure the accuracy of personal data. One consequence of this is that they may decide to comply with the laws and regulations or respond to pressure from various consumer and privacy advocates in a manner that may adversely impact our ability to deliver our products and services, either by increasing costs or by deciding not to make connected vehicle data available.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and the corporate governance standards of the Sarbanes-Oxley Act (“SOX”) and NASDAQ. We have a limited history operating as a public company, and these requirements may place a strain on our management, systems and resources. In addition, we have incurred, and expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of shareholders. SOX requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. NASDAQ requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting and comply with the Exchange Act and NASDAQ requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the market price of our common stock.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our committees or as our executive officers. Advocacy efforts by shareholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules to (and plan to) rely on exemptions and relief from certain reporting requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions and relief include (i) not being required to comply with the auditor attestation requirements of Section 404 of SOX, (ii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iii) reduced disclosure obligations regarding executive compensation, and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, the information we provide shareholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. In this Comprehensive Annual Report on Form 10-K, we have not included, and do not plan to incorporate by reference, all of the executive compensation-related information that would be required if we were not an emerging growth company.

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

We may remain an emerging growth company until the fiscal year-end following the fifth anniversary of the completion of the business combination of Virtuoso Acquisition Corp. and Wejo Limited (the “Business Combination”), see Note 3 to the accompanying consolidated financial statements, though we may cease to be an emerging growth company earlier under certain circumstances, including (1) if our gross revenue exceeds $1.07 billion in any fiscal year, (2) if we become a large accelerated filer, with at least $700.0 million of equity securities held by non- affiliates, or (3) if we issue more than $1.0 billion in non-convertible notes in any three year period.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions and relief. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline and/or be more volatile.

We have concluded that certain of our previously issued financial statements should no longer be relied upon and have restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on our Company.

As discussed in the Explanatory Note and in Note 2 to the accompanying consolidated financial statements under Item 8 of this Comprehensive Annual Report on Form 10-K, we have concluded that certain of our previously issued financial statements should no longer be relied upon. We restated our previously issued consolidated audited financial statements as of and for the year ended December 31, 2020 and unaudited condensed consolidated financial statements as of and the three and nine months ended September 30, 2021. We also restated unaudited condensed consolidated financial statements filed as of and for the three months ended March 31, 2021 and the three and six months June 30, 2021. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the Restatement and the ongoing remediation of material weaknesses in our internal control over financial reporting. To the extent our remediation actions are not successful, we could be forced to incur additional time and expense. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the Restatement and these ongoing remediation efforts.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, if additional material weaknesses are identified in the future, or we otherwise fail to design and maintain effective internal controls over financial reporting, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, our stock price could decline.

As a public company, we are required to maintain internal control over financial reporting and will be required to evaluate and determine the effectiveness of our internal control over financial reporting. Prior to the consummation of the Business Combination, we had been a private company with limited accounting personnel and other relevant resources with which to address our internal controls and procedures. Although we are not yet subject to the certification or attestation requirements of Section 404 of SOX, in the course of the audit of our financial statements as of December 31, 2021, our management and our independent registered public accounting firm identified deficiencies that we concluded represented material weaknesses in our internal control over financial reporting primarily attributable to our lack of an effective internal control structure and sufficient financial reporting and accounting personnel with requisite knowledge and experience in the application of U.S. GAAP, particularly in relation to the review of complex transactions and lack of appropriate internal controls over oversight, review and testing of the work performed by the Company’s third-party specialists. As a result of these material weaknesses, management identified errors in the recording of complex financial instruments which has led to us restating our previously issued December 31, 2020 audited financial statements and the previously issued unaudited condensed consolidated interim financial statements for the interim periods ending March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, subsequent to filing of the Form 10-Q for the quarterly period ended September 30, 2021, our management identified an error in our financial statements due to a misallocation of certain personnel and related expenses between cost categories. This error resulted in a restatement of the Company’s condensed consolidated interim financial statements as of and for the three- and nine-months ended September 30, 2021, which was restated in a Form 10-Q/A filed on December 17, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in our internal control over financial reporting as of December 31, 2021 and 2020. Specifically, these material weaknesses relate to the insufficient design and implementation of processes and controls over financial reporting, and to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP, which resulted in inadequate oversight, review, and testing of the work performed by the Company’s third-party specialists. We have concluded that these material weaknesses arose because we did not have the necessary processes, systems, personnel and related internal controls in place. We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the identified material weaknesses. At the time of this Comprehensive Annual Report on Form 10-K, these material weaknesses have not been remediated.

While management is working to remediate the material weaknesses, there is no assurance that these remediation efforts, when economically feasible and sustainable, will successfully remediate the identified material weaknesses or that the controls implemented will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business. In contrast, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. Unless and until these material weaknesses have been adequately remediated, or should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in the Company’s interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock. We cannot provide assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Additional material weaknesses could be identified when the Company does its formal assessment of internal controls or when the auditors are required to assess the Company’s Internal Controls over Financial Reporting.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage their new roles and responsibilities, our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws, and the continuous scrutiny of securities analysts and investors. These new obligations and constituents have and will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and operating results.

Legal, political and economic uncertainty surrounding Brexit may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.

While Wejo’s headquarters are in the United Kingdom, it also has subsidiaries elsewhere in the EU, currently in Ireland and France. On the one hand, this is helpful to us since having an “establishment” in the EU is now required for compliance with a number of relevant regulatory matters, for example if Wejo acts as a data controller processing personal data from an EU resident, Wejo would need to act through an established entity in the EU or appoint a representative under Article 27 of the GDPR.

Since future UK laws and regulations, including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, may diverge from EU law and regulation, this may negatively impact foreign direct investment in the UK, increase costs, depress economic activity and restrict access to capital. While a Trade and Cooperation Agreement has been reached between the UK and the EU, it is unclear how the agreement will impact day to day processes and operations. Hence, there is still likely to be a degree of uncertainty concerning the UK’s ongoing legal, political and economic relationship with the EU, which may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

Risks Related to Going Concern, Indebtedness and Foreign Currency

We, as well as our independent registered public accounting firm, have previously expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2021 and 2020 with respect to substantial doubt over our ability to continue as a going concern. As the Company makes investments to increase the markets and customers it serves, we expect our operating losses to increase until the Company reaches the necessary scale to generate cash profits from operations. The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue incurring losses for the foreseeable future. As such, we will be required to raise additional capital to fund its operations. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all, or to grow its revenues.

In November 2021, the Company completed the Business Combination (see Note 3 to the accompanying consolidated financial statements), which raised $206.8 million. This consisted of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, plus $128.5 million proceeds through a Private Investment in Public Entity (“PIPE”). In addition, Wejo incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses. The $176.9 million in net proceeds were offset by a payment of $75.0 million by the Company to Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC and Apollo SPAC Fund I, L.P. (collectively, “Apollo”) as stipulated in the Forward Purchase Agreement, as such terms are defined below (see Note 3 to the accompanying consolidated financial statements). Apollo has the right to sell the Wejo Group Limited common shares it acquired by under the Forward Purchase Agreement (“FPA Shares”) at any price and must pay the Company $10 per share sold regardless of the price sold. Proceeds from the sale of such shares will be remitted to the Company within two business days and Apollo may retain any excess proceeds from such sale. The Company has the right, at points in May and November of 2022, to direct Apollo to sell up to 25% and 50% cumulatively of the FPA Shares at any price. In addition, we may deliver a written notice to Apollo requesting partial settlement of the transaction subject to there being a remaining percentage of the Forward Purchase Agreement shares (the “Excess Shares”) that has not become terminated shares within a six month or one year period. The amount paid in such early settlement to the Company is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by $10 per share and (ii) the net sale proceeds received by such seller for such Excess Shares sold in the early settlement. The amount paid in such early settlement to the Company is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by $10 per share and (ii) the net sale proceeds received by such seller for such Excess Shares sold in the early settlement. The proceeds from an early settlement will be remitted to the Company within two business days. Unsold shares as of November 18, 2023 will be returned to the Company and any obligations of Apollo to the Company would cease at that time. During November 2021, Apollo terminated 251,632 FPA Shares and paid $2.5 million back to the Company. The Company can now access up to $72.5 million of capital from the Forward Purchase Agreement. The Company also issued further notes in a principal amount of $7.5 million under the Loan Note Instrument (See Item 7. Liquidity and Capital Resources) in the fourth quarter of 2021. In addition, on February 14, 2022, the Company entered into an agreement (the “CFPI Stock Purchase Agreement”) with CFPI. Pursuant to the CFPI Stock Purchase Agreement, the Company has the right to sell to CFPI up to the lesser of (i) $100,000,000 of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined in the CFPI Stock Purchase Agreement). The actual proceeds that the Company could receive under the CFPI Stock Purchase Agreement and the Apollo Forward Purchase Agreement, however, may be less than the maximum amounts set out in the agreements.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Absent the proceeds described in the paragraph above, there can be no assurance that the Company will achieve or sustain positive cash flows from financing or can reduce sufficiently its expenses. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

In connection with the Apollo Forward Purchase Agreement, we may receive only a portion of the Prepayment Amount, which could have a material adverse effect on our business, liquidity, financial condition and results of operations and impact our going concern.

Pursuant to the Forward Purchase Agreement described above and in Note 7 - “Forward Purchase Agreement” in the accompanying consolidated financial statements (the “FPA”), Apollo entered into an equity prepaid forward transaction in which it agreed to acquire up to 7.5 million shares of Virtuoso Class A common stock (the “VOSO Shares”) from holders of VOSO Shares at a price per share equal to the redemption price as defined in Virtuoso’s amended and restated certificate of incorporation (the “Redemption Price” or the “Forward Price”). Upon the closing of the Business Combination, Legacy Wejo paid to Apollo the product of the number of shares subject to the Forward Purchase Agreement (the “Number of Shares”) and the Redemption Price (the “Prepayment Amount”).

At any time, and from time to time, after November 18, 2021 (the closing of the Business Combination), Apollo may sell FPA Shares (as defined in the FPA) at its sole discretion in one or more transactions, publicly or privately and, in connection with such sales, terminate the FPA in whole or in part in an amount corresponding to the number of FPA Shares sold (the “Terminated Shares”). On the settlement date of any such early termination, such seller will pay to the Company $10 per share regardless of the sales price and Apollo will retain any amounts in excess of $10 per share. The Company has the right, at points in May and November of 2022, to direct Apollo to sell up to 25% and 50% cumulatively of the FPA Shares at any price. The amount paid in such early settlement to the Company is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by $10 per share and (ii) the net sale proceeds received by such seller for such Excess Shares sold in the early settlement. At the Valuation Date (as defined in the FPA), Apollo will transfer any remaining FPA Shares to the Company in satisfaction of its obligations under the FPA without payment. During the year ended December 31, 2021, Apollo terminated 251,632 FPA Shares and paid $2.5 million to the Company for such shares. The Company estimates that 3,498,368 FPA Shares will be settled within one year and the remaining 3,750,000 FPA Shares will be settled thereafter.

However, if by the Valuation Date Apollo does not terminate the FPA Shares, we may not receive the entire Prepayment Amount, which could have a material adverse effect on our business, liquidity, financial condition and results of operations and impact our going concern.

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

Factors that could materially affect our future, effective tax rates, include, but are not limited to changes in tax laws or the regulatory environment; changes in accounting and tax standards or practices; changes in the composition of operating income by tax jurisdiction; and our operating results before taxes.

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

If the Company were a passive foreign investment company for U.S. federal income tax purposes for any taxable year, U.S. holders of Our Common Stock could be subject to adverse U.S. federal income tax consequences.

If the Company is or becomes a “passive foreign investment company” (“PFIC”), within the meaning of Section 1297 of the Code for any taxable year during which a U.S. holder (as defined in “Material United States Federal Income Tax Consequences to U.S. Holders”) holds our common stock, certain adverse U.S. federal income tax consequences may apply to such U.S. holder. The Company does not expect to be a PFIC for U.S. federal income tax purposes for the current taxable year or in the foreseeable future. However, PFIC status depends on the composition of a company’s income and assets and the fair market value of its assets from time to time, as well as on the application of complex statutory and regulatory rules that are subject to potentially varying or changing interpretations. Accordingly, there can be no assurance that the Company will not be treated as a PFIC for any taxable year.

If the Company were treated as a PFIC, a U.S. holder of our common stock may be subject to adverse U.S. federal income tax consequences, such as taxation at the highest marginal ordinary income tax rates on capital gains and on certain actual or deemed distributions, interest charges on certain taxes treated as deferred, and additional reporting requirements. U.S. holders of our common stock should consult with their tax advisor regarding the potential application of these rules.

Risk Related to Our Common Stock, Organizational Structure and Governance

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

Even if a trading market develops for our newly listing common stock, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of our common stock could decrease significantly.

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

The Company Bye-laws, as well as Bermuda law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

The Company’s Bye-laws, as well as Bermuda law, contain provisions that may discourage, delay or prevent a merger, amalgamation, acquisition, or other change in control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for common stock. These provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. Our corporate governance documents include provisions:

•authorizing blank check preference shares, which could be issued without shareholder approval and with voting, liquidation, dividend and other rights superior to our common stock;
•providing that any action required or permitted to be taken by our shareholders must be taken at a duly called annual or special meetings of such shareholders and may not be taken by any consent in writing by such shareholders;
•requiring, to the fullest extent permitted by applicable law, advance notice of shareholder proposals for business to be conducted at meetings of our shareholders and for shareholder-proposed nominations of candidates for election to our board of directors;
•establishing a classified board of directors, so that not all members of our board are elected at one time, with the election of directors requiring only a plurality of votes cast;
•providing that certain actions required or permitted to be taken by our shareholders, including amendments to the Company Bye-laws and certain specified corporate transactions, may be effected only with the approval of our board of directors, in addition to any other vote required by the Company Bye-laws and/or applicable law;
•prohibit us from engaging in a business combination with a person who acquires at least 10% of our common stock for a period of three years from the date such person acquired such common stock unless approved by our board of directors and authorized at an annual or special meeting of shareholders by the affirmative vote of at least two-thirds of our issued and outstanding voting shares that are not owned by such person, subject to certain exceptions; and
•providing that directors may be removed by shareholders only by resolution with cause upon the affirmative vote of at least two-thirds of our issued and outstanding voting shares.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for common stock. They could also deter potential acquirers of Wejo, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

Class actions and derivative actions are generally not available to shareholders under Bermuda law. However, Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of a company to remedy a wrong done to a company where the act complained of is alleged to be beyond the corporate power of a company, is illegal or would result in the violation of that company’s memorandum of association or Bye-laws.

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

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company.

Additionally, under our Bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against Indemnified Persons (as defined in our Bye-laws and which includes our directors and officers) for any action taken by Indemnified Persons in the performance of their duties, provided that such waiver shall not apply to any claims or rights of action arising out of the fraud of such Indemnified Persons or to recover any gain, personal profit or advantage to which such Indemnified Persons is not legally entitled.

Wejo Group Limited may become subject to taxation in Bermuda after March 31, 2035, which could have a significant and negative effect on our business and results of operations.

Currently there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or by our shareholders in respect of our common stock. Wejo Group Limited has obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax will not, until March 31, 2035, be applicable to us or to any of our operations or to our shares, debt or other obligations. Given the limited duration of any assurance by the Minister of Finance, Wejo Group Limited can’t be certain that Wejo Group Limited will not be subject to any Bermuda taxes after March 31, 2035. Our business and results of operations could be significantly and negatively affected if Wejo Group Limited were to become subject to taxation in Bermuda.

The impact of the OECD’s efforts to eliminate harmful tax practices is uncertain and could adversely affect Wejo Group Limited’s tax status in Bermuda or other jurisdictions.

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

In addition, the OECD has continued its efforts regarding its Base Erosion and Profit Shifting reports and related attempts to coordinate multilateral action on international tax rules. These efforts included the December 2021 release of model rules which include a 15% global minimum tax regime. If these model rules are partially or fully implemented globally, Wejo Group Limited expects an increase to its annual global income tax expense and potentially an increase in our annual global income tax payments.

Related to these efforts, Bermuda implemented the Economic Substance Act 2018 which requires affected Bermuda registered companies to maintain a substantial economic presence in Bermuda. This legislation and/or other OECD efforts could require Wejo Group Limited to incur substantial additional costs to maintain compliance, result in the imposition of significant penalties, create additional tax liabilities globally, and possibly require Wejo Group Limited to re-domicile itself or any Bermuda subsidiary to a jurisdiction with higher tax rates.

Wejo Group Limited’s business and results of operations could be significantly and negatively affected if Wejo Group Limited were to become subject to taxation in Bermuda or to other unanticipated tax liabilities.

Being that we have no current plans to pay cash dividends on our common stock, you may not receive any return on your investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends. The declaration, amount and payment of any future dividends on our common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our credit facilities and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

The grant and future exercise of registration rights may adversely affect the market price of our common stock.

Pursuant to the Registration Rights Agreement entered into in connection with the Business Combination, the Company, Wejo, certain former holders of Virtuoso and Wejo equity and other parties listed in the Registration Rights Agreement can each demand that the Company register their registrable securities under certain circumstances and will each also have piggy-back registration rights for these securities in connection with certain registrations of securities that the Company undertakes. The registration of these securities will permit the public sale of such securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock post-Business Combination.

Sale of a substantial number of our common stock in the public market could adversely affect the market price of the Company.

The market price of the Company’s common stock could decline as a result of substantial sales of our common stock, particularly by our majority sellers, a large number of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Our common stock held by the majority sellers are subject to a lock-up restriction on the transfer of such shares for a period beginning on the consummation of the Business Combination and ending on the six-month anniversary of such date.

Our common stock held by the majority sellers and sponsor persons is subject to a lock-up restriction on the transfer of such shares for a period beginning on the Closing date until the earlier of (i) one year thereafter or (ii) if the VWAP of our common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a period of 30 consecutive trading days, 150 days thereafter. After the applicable lock-up periods expires, our common stock held by the sponsor persons will become eligible for future sale in the public market. In addition, we may sell significant amounts of our common stock to CFPI through the CFPI Stock Purchase Agreement, after which CFPI may resell that stock on the market. Sale of a significant number of our common stock in the public market, or the perception that such sales could occur, could reduce the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices, which serves as an administrative facility for our operations, are located at ABC Building 21-23 Quay St., Manchester, United Kingdom, M3 4AE pursuant to a lease agreement which expires in 2026. We also lease office space in New Jersey, Michigan, and Chester, UK, which are monthly commitments. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

Item 3. Legal Proceedings

For information regarding legal proceedings, refer to Note 22 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is currently traded on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “WEJO.” On March 28, 2022, there were 260 holders of record of the Company’s common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

Dividend Policy

We neither declared nor paid any cash dividend on our common stock during the past two fiscal years, and we do not currently anticipate paying cash dividends on our common stock. However, we evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with any applicable debt covenants. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our Consolidated Balance Sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Market Value of Common Stock

As of the last business day of the Company’s most recently completed second fiscal quarter, there was no public market for the Company’s common equity. Our common stock and warrants began trading on NASDAQ on November 19, 2021.

Comparative Stock Performance

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 201(e) of Regulation S-K, we are not required to provide the information required by this Item.

Recent Sales of Unregistered Securities

Business Combination Consideration and PIPE Financing

On November 18, 2021, the Company consummated the PIPE investment for an aggregate consideration of approximately $128.5 million in a private placement (the “PIPE Financing”) pursuant to certain common stock subscription agreements entered into by Virtuoso Acquisition Corp. and the Company with certain qualified institutional buyers and accredited investors, dated May 28, 2021 and June 25, 2021. The offering of the shares of the Company’s common stock issued in the PIPE Financing was not registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. As part of the Business Combination, the Company raised net proceeds of $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. In addition Wejo incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses. The $176.9 million in net proceeds were offset by a payment of $75.0 million by the Company to Apollo as stipulated in the Forward Purchase Agreement. In addition, in connection with the Business Combination, the Company consummated additional issuance of unregistered securities, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, including (a) 5,750,000 common shares issued to Virtuoso Sponsor LLC pursuant to the Agreement and Plan of Merger dated as of May 28, 2021 by and among Virtuoso Acquisition Corp, the Company, Yellowstone Merger Sub, Inc., Wejo Bermuda Limited and Wejo Limited, (b) exchangeable preferred shares of Wejo Bermuda Limited that are exchangeable for 6,600,000 common shares or cash, at Wejo Bermuda Limited’s option, and (c) grants of common stock, stock options (both incentive and non-qualified), SARs, restricted share awards, restricted share units (“RSUs”) and other stock-based awards in accordance to the Equity Incentive Plan, including 4,227,759 RSUs to certain directors.

Committed Equity Facility

On February 14, 2022, the Company issued 715,991 shares of its common stock to CF Principal Investments LLC as a commitment fee upon execution of the stock purchase agreement among the parties providing for a committed equity facility. This transaction is described in further detail in Note 25 to the accompanying notes to the consolidated financial statements appearing at the end of this Comprehensive Annual Report on Form 10-K.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“For purposes of this section, “we,” “our,” “us,” “Wejo,” and the “Company” refer to Wejo Group Limited and all of its subsidiaries post the consummation of the Business Combination, unless the context otherwise requires. Wejo Group Limited is the new, publicly traded parent company of the combined business in connection with the Business Combination, in which shareholders of Wejo Limited and Virtuoso exchanged their shares for shares in Wejo Group Limited. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Comprehensive Annual Report on Form 10-K. In conjunction with this Comprehensive Annual Report on Form 10-K, the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Registration Statement on Form S-4 should also be read. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Comprehensive Annual Report on Form 10-K, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Restatement

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto, which restates Legacy Wejo’s audited consolidated financial statements as of and for the year ended December 31, 2020, filed with the SEC in a Registration Statement on Form S-1 on December 17, 2021 and unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2021, filed with the SEC on a Quarterly Report on Form 10-Q/A, on December 17, 2021. In addition, we are also restating unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and the three and six months ended June 30, 2021, which were included in our initial Registration Statements on Form S-4 and Form S-4/A filed in connection with our Business Combination prior to its effectiveness. See Note 2 to the accompanying consolidated financial statements for additional information. The impact of the restatement is reflected in Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations below.

Overview

Business Combination

Wejo Group Limited (“Wejo” or the “Company”) was incorporated under the laws of Bermuda on May 21, 2021 for the purpose of effectuating the transactions (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Agreement and Plan of Merger”), dated as of May 28, 2021, by and among Virtuoso Acquisition Corp. (“Virtuoso”), Yellowstone Merger Sub, Inc. (the “Merger Sub”), Wejo Bermuda Limited (“Wejo Bermuda”) and Wejo Limited (“Legacy Wejo”), described herein and becoming the parent company of the combined business following the consummation of the Business Combination with Virtuoso, a blank check company incorporated on August 25, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Until the consummation of the Business Combination, Virtuoso did not engage in any operations nor generate any revenue; however, it did generate interest on the funds held in the trust account and incurred costs around its formation and other operating costs.

Prior to the Business Combination, on January 26, 2021, Virtuoso consummated the Initial Public Offering (“IPO”) of 23,000,000 units (the “Units” and, with respect to the common shares included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $230.0 million. Simultaneously with the closing of the IPO, Virtuoso consummated the sale of 6,600,000 warrants (the “Private Placement Warrant”), at a price of $1.00 per Private Placement Warrant.

Through the Business Combination, among other things, (i) Merger Sub merged with and into Virtuoso, with Virtuoso being the surviving corporation in the merger and a direct, wholly-owned subsidiary of Wejo; and (ii) all of Legacy Wejo’s outstanding share options, warrants, and convertible loan notes were converted into shares in Legacy Wejo and the shareholders of Legacy Wejo exchanged all classes of their shares and Virtuoso exchanged all of their Class A and Class B common stock for common shares in Wejo, which became publicly listed on the NASDAQ as of the consummation of the Business Combination. As part of the Business Combination, the Company raised net proceeds of $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. In addition, the Company incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses. The $176.9 million in net proceeds were offset by a payment of $75.0 million by the Company to Apollo as stipulated in the Forward Purchase Agreement.

Business Overview

The Company was originally formed as Wejo Limited, a private limited liability company incorporated under the laws of England and Wales, on December 13, 2013. From its formation until 2018, the Company tested proof of concept and implemented original equipment manufacturer (“OEM”) engagement activities to assess and build the case for connected vehicle data business and to create our capabilities to process data using data sources such as vehicle plug-in devices.

These activities helped Wejo understand the potential for the connected vehicle data business and design our platform for processing and analyzing large volume data flows. After obtaining its first OEM data contract in December 2018, Wejo launched its proprietary cloud software and analytics platform, ADEPT (which has since become a part of Wejo Neural Edge, the Company’s current platform) for processing OEM data and began generating revenue from its Wejo Marketplace Data Solutions in 2019. Connected vehicles contain hundreds of data sensors, emitting information such as location, speed, direction, braking, temperature and weather conditions. This raw data when harnessed can create intelligence, both historical and in real-time that is unavailable from any other source.

Based on both external and internal research completed by our management, we expect that connected vehicles will make up 44% of all vehicles in 2030. This is a greater than three-fold gain, increasing from 196 million connected vehicles in 2020 to approximately 600 million connected vehicles in 2030. As of December 31, 2021, Wejo had 16.1 million monetizable vehicles on the Neural Edge platform from currently onboarded OEMs, a 29% increase over the prior year-end. Of these monetizable vehicles, 11.8 million were active on our Neural Edge platform within the last six months of which we ingested and standardized their related data, tracking over 71.6 million journeys and 16.0 billion data points a day, primarily in the United States. Based on existing OEM, automotive suppliers (Tier 1) and distributor (automotive dealer) relationships, we expect that near real time live streaming vehicles on our platform will increase to 124 million connected vehicles by 2030. Wejo data, insights, and solutions enable customers, including, among others, departments of transportation, retailers, construction firms and research departments to unlock unique insights about vehicle journeys, city infrastructures, electric vehicle (“EV”) usage, road safety and more.

In addition to the strength of our intellectual property, as of December 31, 2021, we had relationships with 22 OEMs, Tier 1, and fleet providers of connected vehicle data components. The OEMs on our platform provide the unique data sets that we ingest regularly in Wejo Neural Edge 24 hours a day. To date, no industry standard for connected vehicle data exists. This is where Wejo technology has a singular leadership position in the market, and by creating that standard, we will enable future product developments such as vehicle-to-vehicle communications, pay-as-you-drive insurance, automated breakdown recovery, predictive maintenance and touchless “pay-by-car” commerce for parking, retail and more.

We are also working with the OEMs, Tier 1s, and Fleet providers to provide Wejo Software & Cloud Solutions (comprised of platforms as a service, data processing capabilities, customer privacy management or business insights derived from connected vehicle data) such as component intelligence and 3D parking assistance in vehicle. Data For Good™: from our inception, this mantra has captured our Company’s values that connected vehicle data will reduce emissions, make roads safer and create positive driver experiences. The Company’s foundation is built upon a total commitment to data privacy and security, including compliance with regulations including GDPR and CCPA. We plan to leverage our leading position in North America and continue expansion into Europe, Asia and the rest of the world. We continue to evolve, scaling past data traffic management solutions into a host of new compelling proprietary offerings and fields of use. As the business progresses, we expect an increasing level of subscription and licensing revenue to be generated by Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions.

We operate our business to take advantage of a sizeable market opportunity. Through our own bottoms-up analysis, coupled with third party research, we estimate our Serviceable Addressable Market (“SAM”) to be worth approximately $61 billion by 2030. We determined the SAM as two components: Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. For Wejo Marketplace Data Solutions, we used the data and research from the connected vehicle analyst firm Ptolemus. The Company has projected Total Addressable Market numbers (“TAMs”) for each of our eight current and potential Wejo Marketplace Data Solutions products (namely Traffic Management, Audience and Media Measurement, End-to-End Insurance Services, Remote Diagnostic, Fleet Management, Car Sharing & Rental, Roadside Assistance, and Integrated Payments) by region and timeframe. We then applied a discount factor by calculating 70% of each TAM to create the Wejo SAM. For Wejo Software & Cloud Solutions, we worked with Gartner research to determine the total spend in this area of SaaS solutions for the automotive industry and calculated the SAM as 5%.

We have demonstrated our ability to standardize and generate valuable data insights, and in the process, created a growing network effect of attracting additional OEMs, automotive suppliers, and customers. These forces converge to grow the products and services that consumers, and enterprises in the transportation industry want and are willing to pay for.

We build privacy by design into the core of our Wejo Neural Edge platform, enabling compliance with existing privacy laws and regulations. We operate to high global data privacy standards and are a leader in the industry on protection of data, assuring that we play a pivotal role in our industry.

In establishing our business, we have incurred significant operating losses since our inception. We incurred total net losses of $217.8 million, and $60.3 million, respectively, for the years ended December 31, 2021, and 2020. As of December 31, 2021, we had an accumulated deficit of $370.0 million. Our historical losses resulted principally from costs incurred in connection with technology and development, sales and marketing and general and administrative costs associated with our operations, and changes in the fair value of our derivative liability, Forward Purchase Agreement and Advanced Subscription Agreements (“Advanced Subscription Agreements” or “ASAs”). In the future, we intend to continue to develop our technology and conduct business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant operating losses for the next two years. Furthermore, since the completion of the Business Combination, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The Business Combination provided substantial additional funding that we will need to support our continuing operations and our growth strategy. Until such time as we can generate significant revenue, if ever, we expect to finance our operations through a combination of equity offerings and debt financings, including sales of equity under the CFPI Stock Purchase Agreement. Our inability to raise capital when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As of December 31, 2021, we had cash of $67.3 million. In the fourth quarter of 2021, we issued further notes in a principal amount of $7.5 million under the Loan Note Instrument. In November 2021, as part of the Business Combination, we raised $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a Private Investment in Public Entity (“PIPE”) investment. In addition Wejo incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses. The $176.9 million in net proceeds were offset by a payment of $75.0 million by the Company to Apollo as stipulated in the Forward Purchase Agreement (Note 7 to the accompanying consolidated financial statements). On February 14, 2022, the Company announced that it entered the CFPI Stock Purchase Agreement, which allows us to obtain, depending on our common stock’s market price and us meeting other conditions, up to the lesser of $100 million and the Exchange Cap in equity financing (Note 25 to the accompanying consolidated financial statements).

Key Factors Affecting Our Results of Operations

COVID-19

During 2020, as a result of the COVID-19 pandemic, we implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business. The COVID-19 pandemic had a material impact on our expansion efforts as travel restrictions decreased the amount of vehicle data in use and demand for our products. On April 21, 2020, we committed to a restructuring plan in response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic. The plan was designed to support our long-term financial resilience, simplify our operations, strengthen our competitive positioning and better serve our customers.

During 2021, we saw an easing of the previous COVID-19 pandemic restrictions as vaccinations were made available and the restrictions put in place reduced the spread of COVID-19. Subsequently, as these restrictions were gradually lifted in the second half of 2021, we began to see our business begin to pick up as well, as the economy began to rebound, albeit at levels below those prior to 2020.

The extent to which the COVID-19 pandemic impacts our business, product development and expansion efforts, corporate development objectives and the value of and market for our common shares will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the UK and the U.S., and other regions in which we operate, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our customers or potential customers include the transportation, retail, advertising, and entertainment industries, all of which have been impacted by the COVID-19 pandemic and companies whose customers operate in impacted industries. However, in 2021, we have seen these customers gradually increase their technology and sales transformation initiatives as a result of the easing of restrictions leading to an increase in economic growth in the second half of 2021.

Attract, Retain and Grow our Customer Base

Our recent growth is driven by the expansion of our customer base particularly in the area of traffic management and, related mapping and logistics, and high customer retention rates. Substantially all of our current sales come from U.S. connected vehicle data. The Company is in the early stages of monetization in its eight planned markets, starting with traffic management, including mapping. As seen in some of our key performance indicators outlined below, early-stage demand for connected vehicle data is very strong, and we believe that we will continue to see this demand in the future as we expand in traffic management and launch additional product offerings.

Wejo is expanding its customer base in multiple ways. Wejo Marketplace Data Solutions will expand from one product line to eight product lines over the next couple of years, and the number of market verticals to which we will sell these solutions will expand significantly as we rollout new product lines. We are expanding our base on larger enterprise customers in both Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. This customer base expansion can be seen in 2021 through our reported Revenue, net and the following metrics (as projected by management and all as of December 31, 2021):

•Revenue, net increased to $2.6 million, or 92%, compared to the prior year.
•Total Contract Value increased to $20.5 million, or 68%, compared to the prior year. Of this amount, unrecognized total contract value is $9.7 million.1
•Gross Bookings of customers increased to $8.4 million, or 105%, compared to the prior year.1
•Gross Billings to customers increased to $6.3 million, or 66%, compared to the prior year.1
______________________
1 These key metrics are not considered in conformity with generally accepted accounting principles in the United States of America (“ U.S. GAAP”). The Company and its management believe that these key metrics are useful to investors in measuring the comparable results of the Company period-over-period.

We define Total Contract Value (“TCV”) as the projected value of all contracts the Company has ever signed to-date with its customers. The 68% increase in TCV as compared to the prior year, speaks to the Company’s ability to close deals and secure additional contracts. The increase in contracts represents the potential for an increase in revenue. Unrecognized total contract value represents estimated total contract value minus the amount of revenue recognized to-date before any revenue share payments to OEMs.

We define Gross Bookings as the total projected value of contracts signed in the relevant period, excluding taxes and renewal options available to customers in future periods. The 105% increase in Gross Bookings as compared to the prior year demonstrates the Company’s ability to secure new deals within the year.

We define Gross Billings as the amounts billed to customers in the relevant period, excluding taxes, a portion of which often will be shared with certain OEM preferred partners. The 66% increase in Gross Billings as compared to the prior year illustrates the Company’s ability to bill customers in a timely manner.

Notably, as Wejo offers new visualization tools and software solutions to its customers in multiple market verticals, it is migrating its revenue towards a stronger base of recurring revenue. As of December 31, 2021, Wejo had Annual Recurring Revenue (“ARR”) of $4.5 million, up from $2.6 million as of December 31, 2020, an increase of 73%. We calculate ARR by taking the gross Monthly Recurring Revenue or “MRR” for the last month of the reporting period and multiplying it by 12. MRR for each month is calculated by aggregating revenue from customers with contracts with more than four months in duration and includes recurring software licenses, data licenses, and subscription agreements.

ARR and MRR should be viewed independently of revenue, and do not represent our revenue under U.S. GAAP on a monthly or annualized basis, as they are operating metrics that can be impacted by contract start and end dates and renewal rates. ARR and MRR are helpful metrics to understand how the customer base is increasingly contracting on a recurring basis and are not intended to be replacements or forecasts of revenue.

We define Adjusted EBITDA, a non-GAAP measure, as Loss from operations excluding: (1) share-based compensation expense; (2) depreciation of equipment and amortization of intangible assets; and (3) transaction related bonuses and costs. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses. Adjusted EBITDA should not be considered in isolation or as a substitute for net loss or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Adjusted EBITDA for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
		(As Restated)
Net loss [1]	$(217,778)	$(60,278)
Income tax expense	357	—
Loss before income taxes [1]	(217,421)	(60,278)
Interest expense	9,597	2,594
Loss on issuance of convertible loan notes [1]	53,967	16,036
Loss on extinguishment of convertible loan notes	25,598	—
Loss on fair value of Forward Purchase Agreement	15,609	—
Gain on fair value of exchangeable right liability	(34,452)	—
Loss on issuance of Forward Purchase Agreement	11,674	—
Gain on settlement of Forward Purchase Agreement	(399)	—
Loss on fair value of Advanced Subscription Agreements [1]	4,470	1,878
(Gain) loss on fair value of derivative liability [1]	(12,922)	11,133
Gain on fair value of public warrant liabilities	(13,800)	—
Other income, net	(678)	(687)
Loss from operations	(158,757)	(29,324)
Add (Subtract):
Depreciation and amortization	4,411	4,077
Transaction related bonus	26,656	—
Transaction costs	7,686	—
Share-based compensation expense	52,316	—
Adjusted EBITDA	$(67,688)	$(25,247)
1 - 2020 amounts restated, refer to Note 2 to the accompanying consolidated financial statements.

The following expenses are excluded from our non-GAAP Measure:

•Share-based compensation expense: consists of expense associated with awards that were granted under various stock and incentive plans. These expenses are not paid in cash and we view the economic costs of stock based awards to be the dilution to our share base; we will also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method when they are no longer anti-dilutive.

•Depreciation: is a non-cash expense relating to our office equipment and furniture and fixtures and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives.

•Amortization: is a non-cash expense related primarily related to our data sharing agreement intangible asset and internally developed software are amortized over their estimated lives.

•Transactions related bonus and costs: are excluded from our assessment of performance because they are considered non-operational in nature and therefore are not indicative of current or future performance or the ongoing cost of doing business.

Wejo is expanding its revenue base and at the same time expanding its base of monetizable connected vehicles. As of December 31, 2021, Wejo had 16.1 million monetizable vehicles on the Neural Edge platform from currently onboarded OEMs, a 29% increase over the prior year-end. Of these monetizable vehicles, 11.8 million vehicles were active on our Neural Edge platform. Gross Bookings per average monetizable connected vehicle in the year ended December 31, 2021 was $0.75 per vehicle, up 69% from $0.44 in the year ended December 31, 2020. We expect Gross Bookings per vehicle to significantly expand as we roll out new product lines to multiple market verticals in the Wejo Marketplace Data Solutions and customers in Wejo Software & Cloud Solutions.

We continue to add functionality to our Wejo Neural Edge platform to offer new and more valuable services to our customers. We believe that our business is at the genesis of the connected vehicle ecosystem, demonstrating new services that will one day be viewed as necessary, and positioned to pioneer even more desirable services in the future. As these services continue to demonstrate their value, many of our customers will move a greater percentage of their funds to connected vehicle data. We will fuel this growth with marketing efforts to increase awareness of our offerings.

Investment in Growth — Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions to the Automotive Industry

We forecast the connected vehicle data marketplace will grow to greater than $30.0 billion by 2030. We know from the internal and external market sizing our available connected vehicle data set has substantial value in expanded marketplaces and we will leverage the data set to deliver products and revenues across those markets.

We are receiving inbound inquiries which we plan to convert into additional revenue opportunities to provide cloud services to OEMs and automotive suppliers as a core revenue stream. We forecast that the Wejo Software & Cloud Solutions market for OEMs and automotive suppliers served by Wejo will exceed $31.0 billion by 2030.

Key Components of Results of Operations

Revenue, net

We work with the world’s leading OEMs to obtain, process, and create products using vast amounts of connected vehicle data. OEMs provide this data through license agreements. We process the data in our Wejo Neural Edge platform running in cloud data centers and offer services including live data feeds, batch feeds and analytics. These services provide customers with traffic intelligence, high frequency vehicle movements, and common driving events and trends, among other insights. Our customers pay license fees to obtain one or more of these data services that may include a portion or all the data in their market. Our revenue is the amount of consideration we expect to receive in the form of Gross Bookings to customers, reduced by associated revenue share due under our data sharing agreements with OEMs, where we have determined that we are acting as an agent in the relationship.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue consists primarily of hosting service expenses for our Wejo Neural Edge platform as well as hardware, software and human resources to support the revenue process. In addition, Cost of revenue includes fees paid for access to data from certain of our OEM partners, where we have determined that we are acting as the principal in the relationship with customers.

Technology and Development Expenses

Technology and development expenses consist primarily of compensation-related expenses incurred for our data scientists and other technology human resources for the research and development of, enhancements to, and maintenance and operation of our products, equipment and related infrastructure.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation-related expenses to our direct sales and marketing human resources, as well as costs related to advertising, industry conferences, promotional materials, other sales and marketing programs, facility costs related to sales and marketing functions, advertising costs are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, legal, and corporate information systems functions, professional fees and facilities costs related to general and administrative functions.

Gain (Loss) on Fair Value of Derivative Liability

In 2021 and 2020, we issued convertible notes that contain redemption features, which met the definition of a derivative instrument. We classified these derivative instruments as a liability on our Consolidated Balance Sheet. We remeasured this derivative liability to fair value at each reporting date and recognized changes in the fair value of the derivative liability within its respective line in our Consolidated Statements of Operations and Comprehensive Loss. Upon the closing of the Business Combination, all of the outstanding principal and accrued interest under the convertible notes automatically converted into ordinary shares of Wejo Limited, which were ultimately converted into Wejo Group Limited common stock, the derivative liability was derecognized and no further fair value remeasurement needs to be performed.

Loss on Fair Value of Advanced Subscription Agreements

Prior to completing the Business Combination, we issued ASAs that contained an automatic conversion feature, which is triggered by either the occurrence of Series C round financing or share sale triggering a change of control. We concluded that it was appropriate to apply the fair value option to the ASAs because there were no non-contingent beneficial conversion features related to the ASAs. We classified these ASAs as a liability on our Consolidated Balance Sheets and remeasure them to fair value at each reporting date to the date of conversion, and recognized changes in the fair value of the ASAs within its respective line in our Consolidated Statements of Operations and Comprehensive Loss. All remaining outstanding ASAs converted into ordinary shares of Legacy Wejo on July 31, 2021, which were then converted into Wejo Group Limited common stock upon Business Combination.

Loss on Fair Value of Forward Purchase Agreement

On November 10, 2021, each of Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC and Apollo SPAC Fund I, L.P. (collectively, “Apollo”) entered into an agreement, on a several and not joint basis, with us (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction. We account for the Forward Purchase Agreement in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, under which the Forward Purchase Agreement does not meet the criteria for equity treatment and must be recorded as an asset. Accordingly, we classify the Forward Purchase Agreement as a current asset on our Consolidated Balance Sheets with changes in fair value reflected on the Consolidated Statements of Operations and Comprehensive Loss at each reporting period.

Gain on Fair Value of Warrant Liability

We have an aggregate of 11,500,000 public warrants (the “Public Warrants”) we assumed as part of the Business Combination. We classify the warrants as a liability on our Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the warrant liability within its respective line in our Consolidated Statements of Operations and Comprehensive Loss. We will continue to recognize changes in the fair value of the warrant liability until the warrants are exercised, expire or qualify for equity classification.

Gain on Fair Value of Exchangeable Right Liability

We have an aggregate of 6,600,000 exchangeable preferred shares of Wejo Bermuda (the “Exchangeable Right”) we assumed as part of the Business Combination. We classify the Exchangeable Right as a liability on our Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the exchangeable right liability within its respective line in our Consolidated Statements of Operations and Comprehensive Loss. We will continue to recognize changes in the fair value of the exchangeable right liability until they are exercised, expire or qualify for equity classification.

Loss on Issuance of Forward Purchase Agreement

We issued the Forward Purchase Agreement in November 2021 for which the initial fair value of the Forward Purchase Agreement was less than the amount we prepaid. We recognized the loss on issuance as the difference between the initial fair value of the Forward Purchase Agreement and cash prepaid within its respective line in our Consolidated Statements of Operations and Comprehensive Loss.

Loss on Extinguishment of Convertible Notes

In November 2021, in connection with the completion of the Business Combination, all of the outstanding principal and accrued interest under the convertible loan notes that were issued in 2021 and 2020 automatically converted into ordinary shares of Legacy Wejo, which were then converted into Wejo Group Limited common stock. We recorded a loss on extinguishment of convertible notes related to this conversion in our Consolidated Statements of Operations and Comprehensive Loss.

Loss on Issuance of Convertible Notes

We issued convertible notes in December 2020, January 2021 and April 2021 for which the initial fair value of the convertible notes was greater than the proceeds we received. We recognized the loss on issuance as the difference between the initial fair value of the convertible notes and cash proceeds received within its respective line in our Consolidated Statements of Operations and Comprehensive Loss.

Gain on Settlement of Forward Purchase Agreement

In November 2021, the partial Forward Purchase Agreement shares were terminated in part and the proceeds we received are greater than the fair value of terminated Forward Purchase Agreement shares. We recorded a gain on settlement of the terminated 251,632 shares under the Forward Purchase Agreement as the difference between the fair value of terminated Forward Purchase Agreement and the cash proceeds received within its respective line in our Consolidated Statements of Operations and Comprehensive Loss.

Other Income, net

Other income, net primarily consists of foreign exchange gain or loss arising from foreign currency transactions and a benefit from research and development tax credits.

Income Taxes

Wejo Limited is a tax resident in the UK with business units taxable in other territories, including the U.S. Due to the nature of our business, we have generated losses since inception and therefore have not paid corporation tax in the UK or other territories.

UK losses may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the UK of $212.4 million and $98.1 million as of December 31, 2021 and December 31, 2020, respectively. We do not recognize these losses on our Consolidated Balance Sheets.

Wejo Group Limited is incorporated under the laws of Bermuda and is a tax resident in Bermuda.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
		(As Restated)[1]	$ Change
Revenue, net	$2,566	$1,336	$1,230
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,583	1,688	1,895
Technology and development	26,265	7,683	18,582
Sales and marketing	22,920	7,039	15,881
General and administrative	104,144	10,173	93,971
Depreciation and amortization	4,411	4,077	334
Total costs and operating expenses	161,323	30,660	130,663
Loss from operations	(158,757)	(29,324)	(129,433)
Loss on issuance of convertible loan notes	(53,967)	(16,036)	(37,931)
Loss on extinguishment of convertible loan notes	(25,598)	—	(25,598)
Gain (Loss) on fair value of derivative liability	12,922	(11,133)	24,055
Gain on fair value of public warrant liabilities	13,800	—	13,800
Loss on fair value of Forward Purchase Agreement	(15,609)	—	(15,609)
Gain on fair value of exchangeable right liability	34,452	—	34,452
Loss on issuance of Forward Purchase Agreement	(11,674)	—	(11,674)
Gain on settlement of Forward Purchase Agreement	399	—	399
Loss on fair value of Advanced Subscription Agreements	(4,470)	(1,878)	(2,592)
Interest expense	(9,597)	(2,594)	(7,003)
Other income, net	678	687	(9)
Loss before income taxes	(217,421)	(60,278)	(157,143)
Income tax expense	(357)	—	(357)
Net loss	$(217,778)	$(60,278)	$(157,500)
____________________
1 Refer to Note 2 to the accompanying consolidated financial statements

Revenue, net

In 2021, Revenue, net increased by $1.2 million, or 92%, driven primarily by strong growth in the Traffic Management product line of the Wejo Marketplace Data Solutions and the launch of Wejo Software & Cloud Solutions, with two new deals signed in the fourth quarter of 2021. Revenue, net displayed strong growth in our fundamental performance in our markets, as seen with a 113% year-over-year increase in the number of customers, growth in Total Contract Value of 68%, growth in Gross Bookings of 105% and growth in Gross Billings of 66%. At the same time, we ended 2021 with a $4.5 million Annual Recurring Revenue base. The majority of our revenue in 2021 and 2020 was from the United States.

Cost of Revenue (exclusive of depreciation and amortization)

In 2021, Cost of revenue increased $1.9 million, or 112%, driven primarily by an increase in our customer activity (113% increase in the number of customers as noted previously) and a 11.5% increase in vehicles on the Wejo Neural Edge platform, each driving an increase in data hosting costs of $0.6 million. Additionally, there was a $0.4 million increase in data acquisition costs, as well as a $0.8 million increase in staff costs, which included $0.4 million of stock compensation costs. During the early stages of growth in Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions, our Cost of revenue exceeded Revenue, net as we built our capabilities to be able to scale as the business grew.

General and Administrative Expenses

In 2021, General and administrative expenses increased $94.0 million, or 924%, including transaction bonuses of $21.1 million, fees of $7.7 million for professional services related to the Business Combination, and tax payable on shares issued as part of the Business Combination of $3.4 million. Excluding these expenses, General and administrative expenses were $71.9 million, an increase of $61.8 million, or 607%, which was driven primarily by a $51.5 million increase in staff costs which included $46.0 million of stock compensation costs. Additionally, there was a $0.8 million increase in insurance expenses, and an increase of $11.7 million in professional services unrelated to the Business Combination.

Technology and Development Expenses

In 2021, Technology and development expenses increased by $18.6 million, or 242%, including transaction bonuses of $0.8 million as part of the Business Combination. Excluding these expenses, Technology and development expenses were $25.5 million, an increase of $17.8 million, or 232%, driven primarily by an increase of $9.2 million in IT expenses, which was comprised of a $3.7 million increase in technology costs, including deployment of new software as a new public company and to support the growth of our business, and a $3.8 million increase in hosting fees. Additionally, staff costs, which were low in 2020 due to COVID-19 reductions, increased by $7.9 million, which included $2.7 million of stock compensation costs.

Sales and Marketing Expenses

In 2021, Sales and marketing expenses increased $15.9 million, or 226%, including transaction bonuses of $1.3 million as part of the Business Combination. Excluding these expenses, Sales and marketing expenses were $21.6 million, an increase of $14.6 million, or 207%, driven primarily by an increase of $9.2 million in staff costs, which included $3.2 million of stock compensation costs, as well as a $4.9 million increase in marketing and advertising activities.

Depreciation and Amortization

In 2021, Depreciation and amortization increased by $0.3 million, or 8%, driven primarily by an increase of $0.2 million in development cost amortization, and an increase of $0.1 million in data sharing agreement amortization.

Loss on Issuance of Forward Purchase Agreement

In November 2021, we entered into a Forward Purchase Agreement for which the initial fair value of the Forward Purchase Agreement of $63.3 million, which was less than the amount of $75.0 million, we prepaid. We recognized the loss on issuance of $11.7 million related to this on our Consolidated Statements of Operations and Comprehensive Loss.

Loss on Issuance of Convertible Loans

In 2021, Loss on Issuance of Convertible Loans increased by $37.9 million, or 237%, driven primarily by convertible loans issued during the year, including a beneficial conversion feature, a bifurcated derivative liability, and debt issuance costs which in aggregate, exceeded the allocated proceeds of the convertible loans by $54.0 million. Upon the Business Combination, all of the outstanding principal and accrued interest under the convertible loans automatically converted into ordinary shares of Legacy Wejo, which were then converted into Wejo Group Limited common stock and carried zero balances on the Consolidated Balance Sheets as of December 31, 2021.

Loss on Extinguishment of Convertible Notes

In November 2021, in connection with the completion of the Business Combination, all of the outstanding principal and accrued interest under the convertible loan notes that were issued in 2021 and 2020 automatically converted into ordinary shares of Legacy Wejo, which were then converted into Wejo Group Limited common stock. We recorded a loss on extinguishment of $25.6 million related to this conversion on our Consolidated Statements of Operations and Comprehensive Loss. Upon the Business Combination, all of the outstanding principal and accrued interest under the convertible loans automatically converted into ordinary shares of Legacy Wejo, which were then converted into Wejo Group Limited common stock and carried zero balances on the Consolidated Balance Sheets as of December 31, 2021.

Gain (loss) on Fair Value of Derivative Liability

In 2021, Gain (loss) on Fair Value of Derivative Liability increased by $24.1 million, from a loss in 2020 to a gain in 2021, driven primarily by the increase in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and June 2021. The derivative liability carries a zero balance on the Consolidated Balance Sheets as of December 31, 2021 as the convertible loans associated with the derivative liability automatically converted into ordinary shares of Legacy Wejo, which were then converted into Wejo Group Limited common stock upon the Business Combination.

Gain on Fair Value of Warrant Liabilities

In 2021, Gain on Fair Value of Warrant Liabilities increased by $13.8 million, primarily due to our quoted warrant liabilities’ price decreasing from $2.30 as of November 18, 2021 to $1.10 per share as of December 31, 2021. There is no gain on fair value of warrant liabilities during the year ended December 31, 2020, as no Public Warrants were outstanding during such time.

Gain on Fair Value of Exchangeable Right Liability

In 2021, Gain on Fair Value of Exchangeable Right Liability increased by $34.5 million, primarily due to the value decreasing from $6.91 as of November 18, 2021 to $1.69 per share as of December 31, 2021. There is no gain on fair value of exchangeable right liability during the year ended December 31, 2020, as these instruments were not outstanding during such time.

Loss on Fair Value of Forward Purchase Agreement

In 2021, Loss on Fair Value of Forward Purchase Agreement relates to the Forward Purchase Agreement, in which the loss increased by $15.6 million due to the decrease in the fair value of our common stock between November 18, 2021 and December 31, 2021.

Loss on Fair Value of Advanced Subscription Agreements

In 2021, Loss on Fair Value of ASAs increased by $2.6 million, or 138%, primarily due to all of the outstanding Advanced Subscription Agreements having converted into ordinary shares of Wejo Limited on July 31, 2021 (the “Long Stop Date,” see Note 12 to the accompanying consolidated financial statements appearing at the end of this Comprehensive Annual Report on Form 10-K) using the fixed conversion price per share, which resulted in an increase of the ASAs fair value immediately prior to the conversion. All the ordinary shares of Wejo Limited which were converted from ASAs, were finally converted into Wejo common shares as of the closing of the Business Combination.

Gain on Settlement of Forward Purchase Agreement

In November 2021, 251,632 Forward Purchase Agreement shares were terminated. The cash proceeds of $2.5 million we received was greater than the $2.1 million of terminated shares’ fair value. We recorded $0.4 million of a gain on settlement of Forward Purchase Agreement related to this in our Consolidated Statements of Operations and Comprehensive Loss as of December 31, 2021.

Interest Expense

In 2021, Interest expense increased by $7.0 million, or 270%, primarily due to an increase of $2.5 million related to the secured loan notes issued in three tranches in April, July, and October 2021 (the “Secured Loan Notes”) that bear interest at a fixed rate of 9.2% per annum, and an increase of $5.1 million related to the convertible loans issued between July 2020 and June 2021 that bear interest at a fixed rate of 8.0% per annum, offset by a decrease of $0.7 million related to the General Motors (“GM”) Credit Facility which was repaid in April 2021.

Other Income, net

In 2021, Other income, net decreased by under $0.1 million, or 1%, which remained relatively consistent year-on-year.

Income Tax Expense

In 2021, Income tax expense was $0.4 million for the year ended December 31, 2021. This income tax expense is the result of taxable income recognized by the operating entities in the United States.

Results of Operations (As Restated)

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021 Restated (1)	2020 (2)	Change
Revenue, net	$351	$313	$38
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	888	265	623
Technology and development	7,691	3,191	4,500
Sales and marketing	4,963	808	4,155
General and administrative	6,665	1,560	5,105
Depreciation and amortization	1,108	1,050	58
Total costs and operating expenses	21,315	6,874	14,441
Loss from operations	(20,964)	(6,561)	(14,403)
Loss on issuance of convertible loan notes	—	—	—
Gain (Loss) on fair value of derivative liability	3,268	(3,736)	6,406
Gain (Loss) on fair value of Advanced Subscription Agreements	162	(723)	885
Interest expense	(2,954)	(919)	(2,035)
Other (expense) income, net	(383)	639	(1,022)
Net loss	$(20,871)	$(11,300)	$(10,169)
______________
1 Refer to Note 2 to the accompanying consolidated financial statements
2 The loss on the fair value of the derivative liability has increased $598,000 for the three months ended September 30, 2020 related to the restatement that has been recorded for the year ended December 31, 2020.

Gain (Loss) on the Fair Value of Derivative Liability (As Restated)

Gain (Loss) on fair value of derivative liability increased by $6.4 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is due to the decrease in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and September 2021.

Gain (Loss) in Fair Value of Advanced Subscription Agreements (As Restated)

Change in fair value of advanced subscription agreements decreased by $0.9 million or 122% during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change is due to the fair value of the underlying shares decreasing by £0.10 per share during the period from July 1, 2021 to July 31, 2021 (the date of conversion of advanced subscription agreements), compared with the increment of £0.75 per share during the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020 (As Restated)

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021 Restated (1)	2020 (2)	Change
Revenue, net	$1,198	$836	$362
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,864	1,139	725
Technology and development	14,075	6,289	7,786
Sales and marketing	10,947	4,109	6,838
General and administrative	16,246	6,385	9,861
Depreciation and amortization	3,263	3,297	(34)
Total costs and operating expenses	46,395	21,219	25,176
Loss from operations	(45,197)	(20,383)	(24,814)
Loss on issuance of convertible loan notes	(53,967)	—	(53,967)
Loss on fair value of derivative liability	(11,601)	(3,736)	(7,865)
(Loss) Gain on fair value of Advanced Subscription Agreements	(4,470)	693	(5,163)
Interest expense	(7,271)	(1,346)	(5,925)
Other (expense) income, net	(468)	1,289	(1,757)
Net loss	$(122,974)	$(23,483)	$(99,491)
______________
1 Refer to Note 2 to the accompanying consolidated financial statements
2 The loss on the fair value of the derivative liability has increased $598,000 for the nine months ended September 30, 2020 related to the restatement that has been recorded for the year ended December 31, 2020.

Loss on Issuance of Convertible Loans (As Restated)

Loss on issuance of convertible loans increased by $54.0 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is due to the convertible loans issued during the nine months ended September 30, 2021, including a beneficial conversion feature, a bifurcated derivative liability, and debt issuance costs which in aggregate, exceeded the allocated proceeds of the convertible loans by $54.0 million.

Loss on Fair Value of Derivative Liability (As Restated)

Loss on fair value of derivative liability increased by $7.9 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is due to the increase in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and June 2021.

(Loss) Gain on Fair Value of Advanced Subscription Agreements (As Restated)

(Loss) Gain on fair value of advanced subscription agreements increased by $5.16 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change is due to the fair value of the underlying shares increasing by £2.77 per share during the period from January 1, 2021 to July 31, 2021, which is higher than the increment of £0.02 per share during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our formation and expect to continue incurring operating losses for the next several years. As a result, we will need additional capital to fund our operations, which we may obtain through the sale of equity, debt financings, collaborations, licensing arrangements, revenue from customers or other sources. Prior to the closing of the Business Combination on November 18, 2021, we have received gross proceeds of $175.8 million through sales of equity, ASAs, convertible loan notes and debt financings. In 2021, we issued notes with a principal amount of $39.0 million and have the capacity to issue another $4.0 million under this facility.

On November 18, 2021, we completed the Business Combination, which raised $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. After Wejo incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses, net proceeds were $176.9 million. The proceeds were offset by a payment of $75.0 million from the Company to Apollo as stipulated in the Forward Purchase Agreement (see Note 3 to the accompanying consolidated financial statements). In November 2021, 251,632 shares were sold by Apollo under the Forward Purchase Agreement and $2.5 million was paid back to us.

On February 14, 2022, the Company announced that it entered the CFPI Stock Purchase Agreement, which allows us to obtain, depending on our common stock’s market price and us meeting other conditions, up to the lesser of $100 million and the Exchange Cap (Note 25 to the accompanying consolidated financial statements) through an equity financing facility. The Company issued 715,991 shares of its common stock to CFPI, representing a 3% commitment fee, incurred in connection with this agreement. This transaction is described in Note 25 to the accompanying consolidated financial statements appearing at the end of this Comprehensive Annual Report on Form 10-K. Sales of common stock pursuant to the CFPI Stock Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to CFPI under the CFPI Stock Purchase Agreement. To the extent the Company sells shares of common stock under the CFPI Stock Purchase Agreement, the Company currently plans to use any proceeds therefrom for working capital and general corporate purposes.

The actual proceeds that the Company could receive under the CFPI Stock Purchase Agreement and the Apollo Forward Purchase Agreement may be less than the maximum amounts set out in the agreements.

As of December 31, 2021, we had cash of $67.3 million, of which $66.9 million was held outside the United States.

If the Company is unable to secure additional capital through the issuance of common stock or debt, it will be required to reduce expenses to conserve its cash in amounts sufficient to sustain operations at a reduced level and meet its obligations until additional capital can be raised. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that the Company will achieve or sustain positive cash flows from financing or can reduce sufficiently its expenses. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern (see Note 1 to the accompanying consolidated financial statements). The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.
Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(106,566)	$(21,500)
Net cash used in investing activities	(3,278)	(1,865)
Net cash provided by financing activities	159,441	35,668
Effect of exchange rate changes on cash	3,304	823
Net increase in cash	$52,901	$13,126

Cash Used in Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $106.6 million, primarily resulting from our net loss of $217.8 million, and was offset by non-cash charges of $110.3 million and net cash used in changes in our operating assets and liabilities of $0.9 million. Significant changes in components of working capital consisted of an increase of $12.5 million in accrued expenses and other liabilities, offset by an increase of $9.8 million in prepaid expenses and other assets.

During the year ended December 31, 2020, net cash used in operating activities was $21.5 million, primarily resulting from our net loss of $60.3 million, which was offset by non-cash charges of $34.6 million and net cash provided by changes in our operating assets and liabilities of $4.2 million. Significant changes in components of working capital consisted of an increase of $2.6 million in accounts payable due to the increase in expenses to support the revenue growth and an increase of $2.0 million increase in bonus accruals as of December 31, 2020.

Cash Used in Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $3.3 million, primarily driven by capitalized internally developed software costs of $2.7 million and purchase of office equipment of $0.6 million.

During the year ended December 31, 2020, net cash used in investing activities was $1.9 million, primarily driven by our capitalized internally developed software costs.

Cash Provided by Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $159.4 million, primarily driven by $193.0 million net cash proceeds received from the Business Combination and PIPE financing, partially offset by $75.0 million net prepayment related to the Apollo Forward Purchase Agreement, $31.9 million net cash proceeds received from issuance of the Secured Loan Notes, $16.2 million net cash proceeds received from issuance of convertible notes, $2.1 million cash proceeds received from the exercise of stock options by the holders thereof, and $0.6 million cash proceeds received from the exercise of warrants to purchase common stock by the holders thereof, offset by $10.1 million repayment of our related party debt.

During the year ended December 31, 2020, net cash provided by financing activities was $35.7 million, primarily driven by $9.9 million cash proceeds received from issuance of a credit facility with GM, $1.0 million of the remaining cash proceeds received from B Ordinary shares issued during the year ended December 31, 2018, $25.2 million cash proceeds received from issuance of convertible notes and $0.3 million cash proceeds received from the issuance of ASAs.

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

Cash Used in Operating Activities (As Restated)

During the nine months ended September 30, 2021, net cash used in operating activities was $29.9 million, primarily resulting from our net loss of $123.0 million, which includes non-cash expenses including: loss on issuance of convertible loans notes of $54.0 million, loss on fair value of derivative liability of $11.6 million, loss on fair value of advanced subscription agreements of $4.5 million, non-cash interest expense of $4.2 million, non-cash charges for depreciation and amortization of $3.3 million and non-cash loss on foreign currency remeasurement. The net loss was also offset by $15.0 million related to changes in components of working capital, including an increase of $0.2 million in accounts receivable, an increase of $5.2 million in accounts payable due to more vendors’ payments to support the revenue growth, a decrease of $3.7 million in prepaid expenses and other assets due to receipt of $4.0 million compensation for an insurance claim offset by $0.5 million increase in prepayments and VAT recoverable and an increase of $6.4 million in accrued expenses and other liabilities mainly due to increase in professional fee accrual of $3.2 million, increase in accrued interest of $2.2 million, increase in accrued development and technology expense of $1.5 million and increase of accrued compensation and benefits cost of $3.5 million, offset by settlement of accrued claim of $4.0 million.

Certain Information Concerning Contractual Obligations

Palantir Master Subscription Agreement

In May 2021, we entered into a master subscription agreement with Palantir Technologies Inc. (“Palantir”) for access to Palantir’s proprietary software for a six-year period. The remaining payments for this software subscription are $35.0 million.

Microsoft Customer Agreement

In June 2021, we entered into a cloud hosting agreement with Microsoft Corporation (“Microsoft”) for access to Microsoft’s Azure cloud services platform for a five-year period. The remaining payment for this cloud computing service is $70.8 million ($95.8 million) which is due in 2026.

Amazon Web Services

The Company is party to a cloud hosting agreement with Amazon Web Services, Inc. and Amazon Web Services EMEA SARL (collectively, “AWS”) for access to AWS’s cloud services platform for a three year period. The remaining payments for this cloud computing service are $7.1 million in 2022 and $9.4 million in 2023.

Fixed Rate Secured Loan Notes Issuance

In April 2021, we entered into a Loan Note Instrument Agreement providing for the Secured Loan Notes with Securis Investment Partners LLP, as security agent under which we issued fixed rate secured loan notes in a principal amount of $21.5 million that bears interest at a fixed per annum rate of 9.2% until its maturity date in April 2024. Pursuant to the Loan Note Agreement, we issued further notes of $10.0 million in July 2021 and $7.5 million in October 2021. Under the Loan Note Instrument Agreement, the Company has the ability to issue further loan notes of $4.0 million.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

An accounting policy is critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements.

We believe that of our significant accounting policies, which are described in Note 4 to the accompanying consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations.

Revenue Recognition

We recognize revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”) for all periods presented.

Connected Vehicle Data Marketplace

Our customer agreements include one or a combination of the following contractual promises for a fixed contractual fee: (i) the supply of specified connected vehicle data and derived insights through the Wejo Neural Edge Platform made available via a secured access to the Wejo Neural Edge platform or via a web-based portal; (ii) the granting of a nontransferable license to use the specified data in the manner described in each customer agreement; and, only if required; and (iii) Wejo Neural Edge Platform set up and connectivity services. We assess our customer agreements under ASC 606 and determined that the above contractual promises collectively represent a single performance obligation.

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

In arrangements where another party (i.e. OEMs) is involved in providing specified services to a customer, we evaluate whether we are the principal or agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment and discretion in establishing price. The terms of our OEM data sharing agreements vary, and in some situations, the OEMs retain certain rights over the connected vehicle data being supplied to the customers and in these situations where we have determined that the OEMs had retained control over the data we have determined that we act as the agent in these arrangements and recognize revenue on a net basis. However, in situations where we have control over the connected vehicle data, we have determined that we have act as the principal and recognize revenue on a gross basis.

Software & Cloud Solutions

Our software and cloud customer agreements contain one or a combination of the following contractual promises: (i) access to a single-tenant SaaS platform; and (ii) professional services, which may include consulting, design, data evaluation, engineering, implementation and training. We assessed these customer agreements under ASC 606 (see Note 4 to accompanying consolidated financial statements) and determined that the above contractual promises each represent distinct performance obligations. In cases where the customer has a unilateral right to terminate the contract for convenience and without penalty, the contract term is limited to the period through which the parties have enforceable rights and obligations. In addition to impacting the revenue recognition pattern, the shorter contract term also impacts our determination of performance obligations and transaction price, as certain services and their related fees are considered part of optional contract renewals, as opposed to the original contract.

To date, the transaction price of our software and cloud contracts has been comprised of contractual fees specified in each customer agreement with milestone-based payment terms. The transaction price is allocated to the performance obligations based on standalone selling price. Performance obligations around access to the SaaS platform are satisfied over time as Wejo provides the customer with access to the platform, and related revenue is recognized ratably over the term of the contract. Professional services performance obligations are satisfied over time as Wejo renders the service, and related revenue is recognized proportionate with performance on the basis of labor hours expended in relation to total budgeted labor hours.

We applied the practical expedient in ASC 606 to expense as incurred those costs to obtain a contract with a customer for which the amortization period would have been one year or less.

We have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Further, because customers with contracts with no substantive termination penalty have the ability to terminate for convenience, the total amount of the transaction price allocate to the unsatisfied performance obligation were not disclosed.

Internally Developed Software Costs

We capitalize certain costs incurred for the internal development of software. Internally developed software includes our proprietary portal software and related applications and various applications used in our management’s portals. We expense costs incurred during the preliminary project stage for internal software programs as incurred. We capitalize external and internal costs incurred during the application development stage of new software development, as well as for upgrades and enhancements for software programs that result in additional functionality. Where applicable, we amortize over a software’s estimated useful life costs for the internally developed software. We take impairment charges when circumstances indicate that the carrying values of the assets were not fully recoverable. In the years ended December 31, 2021 and 2020, we have not recognized any impairment charges.

Valuation of Advanced Subscription Agreements, Forward Purchase Agreement, Exchangeable Right Liability and Derivative Liability

We record our ASAs, Forward Purchase Agreement and Exchangeable Right Liability at fair value with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss.

Our previously outstanding convertible notes contained redemption features that meet the definition of a derivative instrument. We classified these instruments as a liability on our Consolidated Balance Sheets because the redemption features were not clearly and closely related to its host instrument and met the definition of a derivative. The derivative liability was initially recorded at fair value upon issuance of the convertible notes and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability were recognized on the Consolidated Statements of Operations and Comprehensive Loss. In connection with the Business Combination, all of the outstanding principal and accrued interest under the convertible notes was automatically converted into ordinary shares of Legacy Wejo, which were then converted into Wejo Group Limited common stock, and the derivative liability was extinguished.

The fair value of the Forward Purchase Agreement was determined using an options pricing approach considering Apollo's rights to retain proceeds in excess of $10 per share, or the “Forward Price.” Apollo’s rights to retain excess proceeds beyond Forward Price economically serves as a cap for our potential future value per share. In addition, we may deliver a written notice to Apollo requesting partial settlement of the transaction subject to there being a remaining percentage of the Forward Purchase Agreement shares (the “Excess Shares”) that has not become terminated shares within a six month or one year period.

The fair value of the Exchangeable Right Liability was determined using a Black-Scholes model. The Company has 6,600,000 outstanding Exchangeable Rights. Each Exchangeable Right entitles the holder to exchange one Exchangeable Right for one of the Company’s common shares at an exercise price of $11.50 per share, subject to adjustment, or cash, at Wejo Bermuda’s option. The Exchangeable Rights cannot be exercised until 12 months after the issuance thereof, which occurred in connection with the closing of the Business Combination on November 18, 2021. Thereafter, it can be exercised at any time up until the fifth year following the close of the Business Combination.

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

Assumptions and inputs used to calculate the value of the conversion component include the following:

•the amount of principal and accrued interest, if applicable;
•the conversion price;
•the estimated time until the scenario’s respective Exit Event; and
•the current estimated fair value of our Ordinary share

The fair value of the conversion component was estimated using the Black-Scholes option pricing model (“OPM”).
Assumptions used in the OPM include the following:
•Expected volatility — We applied re-levered equity volatility based on the historical unlevered and re- levered equity volatility of our publicly traded peer companies.

•Expected dividend — Expected dividend yield of zero is because we have never paid cash dividends on ordinary shares and do not expect to pay any cash dividends in the foreseeable future.

•Expected term — The estimated time until the scenario’s respective Exit Event.

•Risk-free interest rate — The risk-free interest rate is determined by reference to the UK Treasury yield curve for the period commensurate with the expected timing of the Exit Event.

•Fair value of ordinary share — See “Share-Based Compensation” below for discussion of how the fair value of our ordinary share is determined.

Assumptions used in the Exchangeable Right Liability and the FPA include the following:

•Expected volatility — We applied volatility based on the volatility of our publicly traded peer companies.

•Expected dividend — Expected dividend yield of zero is because we have never paid cash dividends on ordinary shares and do not expect to pay any cash dividends in the foreseeable future.

•Expected term — is based on the term of Exchangeable Rights and the term corresponding to the date at which the FPA shares could be terminated early or the Valuation Date of the FPA as discussed in Item 1A: Risk Factors.

•Risk-free interest rate — The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for the period commensurate with the expected timing of the events.

Share-Based Compensation

We measure share-based awards granted to employees and directors based on the fair value on the date of the grant using the Black-Scholes OPM for options, which uses as inputs the fair value of our common stock, Wejo Limited ordinary and A ordinary shares and assumptions we make for the volatility of those shares, the expected term of our share-based awards, the risk-free interest rate for a period that approximates the expected term of our share-based awards and our expected dividend yield. For equity awards with a service condition only, we recognize non-cash share-based compensation costs over the requisite service period, which is the vesting period, on a straight-line basis. For equity awards without a substantive service condition, we recognize non-cash share-based compensation costs upon the grant date in full. For equity awards with a combination of service and performance conditions, we recognize non-cash share-based compensation expense on a straight-line basis over the requisite service period when the achievement of a performance-based milestone is probable of being met, based on the relative satisfaction of the performance condition as of the reporting date. We account for forfeitures as they occur.

We have not recognized any share-based compensation as of December 31, 2020 as the performance condition triggering the options to become exercisable has not been deemed probable of occurring. All the share-based compensation expense of the awards with performance conditions were recognized upon Business Combination.

Determination of the fair value of our ordinary and A ordinary shares

Prior to the Business Combination, there had been no public market for our ordinary and A ordinary shares, the estimated fair value of our ordinary and A ordinary shares had been determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of ordinary and A ordinary shares. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held- Company Equity Securities Issued as Compensation. Our ordinary and A ordinary shares valuations were prepared using either an OPM, which used market approaches and income approaches to estimate our enterprise value. The OPM treated ordinary and A ordinary shares as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. A discount for lack of marketability of the ordinary and A ordinary shares was then applied to arrive at an indication of value for the ordinary and A ordinary shares.

In addition to considering the results of these third-party valuations, our Board of Directors considered various objective and subjective factors to determine the fair value of our ordinary shares as of each grant date, including:

•the prices at which we sold ordinary shares;
•our stage of development and our business strategy;
•external market conditions affecting the industry, and trends within the industry;
•our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•the lack of an active public market for our ordinary and A ordinary shares;
•the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or a sale of our company in light of prevailing market conditions; and
•the analysis of IPOs and the market performance of similar companies in the industry.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our ordinary and A ordinary shares and our share-based compensation expense could be materially different.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 4 to the accompanying consolidated financial statements appearing in this Comprehensive Annual Report on Form 10-K.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least during the 2022 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

As of December 31, 2021, we held cash of $67.3 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. and UK bank interest rates. We have not entered investments for trading or speculative purposes.

Foreign Currency Exchange Risk

The functional currency of Wejo Group Limited is in US dollars (“US$”). The functional currency of the Company’s operating subsidiary, Wejo Limited, is British pounds sterling. The determination of the respective functional currency is based on the criteria stated in ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.

Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other income, net in the Consolidated Statements of Operations and Comprehensive Loss. The financial statements of subsidiaries are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates and shareholders’ equity (deficit) is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to other comprehensive loss, a component of shareholders’ equity (deficit).

Our operating expenses are denominated in the currencies of the countries in which its operations are located, which are primarily in the UK and the U.S. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar or pounds sterling would have a material impact on our operating results.

We may invest in a variety of financial instruments, principally cash deposits, money market funds, securities issued by the U.S. government and its agencies and corporate debt securities; as of December 31, 2021, our funds are principally held in the form of cash on hand. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

We do not currently have any auction rate or mortgage-backed securities. We do not believe our cash has significant risk of default or illiquidity; however, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Wejo Group Limited as of December 31, 2021 and 2020 and the Consolidated Statements of Operations and Comprehensive Loss, Cash Flows and Shareholders’ Equity (Deficit) for each of the two years in the period ended December 31, 2021, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Wejo Group Limited have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wejo Group Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wejo Group Limited (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, consolidated statements of shareholders' equity (deficit) and consolidated statements of cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations for the foreseeable future giving rise to substantial doubt about its ability to continue as a going concern. Its ability to continue to operate is dependent upon obtaining additional financial support. Management’s evaluation of the events and conditions and management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of 2020 Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct for misstatements.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Manchester, United Kingdom
March 31, 2022

Wejo Group Limited
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
		(As Restated)
Assets
Current assets:
Cash	$67,322	$14,421
Accounts receivable, net	1,416	688
Forward Purchase Agreement (Note 7)	45,611	—
Prepaid expenses and other current assets (Note 8)	17,518	6,053
Total current assets	131,867	21,162
Property and equipment, net (Note 9)	651	320
Intangible assets, net (Note 10)	9,489	10,946
Total assets	$142,007	$32,428
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable, including due to related party of $1,464 and $2,407, respectively	$15,433	$4,890
Accrued expenses and other current liabilities (Note 11)	21,089	9,891
Advanced Subscription Agreements, including due to related party of nil and $4,333, respectively (Note 12)	—	8,120
Debt to related parties (Note 24)	—	10,129
Income tax payable	282	—
Total current liabilities	36,804	33,030
Non-current liabilities:
Convertible loan notes (Note 13)	—	6,130
Derivative liability (Note 13)	—	39,780
Long term debt, net of unamortized debt discount and debt issuance costs (Note 14)	33,705	—
Public Warrants (Note 15)	12,650	—
Exchangeable right liability (Note 16)	11,154	—
Other non-current liabilities	—	84
Total liabilities	94,313	79,024
Commitments and contingencies (Note 22)
Shareholders’ equity (deficit): (Note 17)
Common shares, $0.001 par value, 634,000,000 shares authorized; 93,950,205 and 36,463,696 shares issued and outstanding as of December 31, 2021 and 2020, respectively	94	36
Additional paid in capital	415,304	105,835
Accumulated deficit	(369,951)	(152,173)
Accumulated other comprehensive income (loss)	2,247	(294)
Total shareholders’ equity (deficit)	47,694	(46,596)
Total liabilities and shareholders’ equity (deficit)	$142,007	$32,428
The accompanying notes are an integral part of these consolidated financial statements.

Wejo Group Limited
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,

	2021	2020
		(As Restated)
Revenue, net (Note 6)	$2,566	$1,336
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,583	1,688
Technology and development	26,265	7,683
Sales and marketing	22,920	7,039
General and administrative	104,144	10,173
Depreciation and amortization	4,411	4,077
Total costs and operating expenses	161,323	30,660
Loss from operations	(158,757)	(29,324)
Loss on issuance of convertible loan notes (Note 13)	(53,967)	(16,036)
Loss on extinguishment of convertible loan notes (Note 13)	(25,598)	—
Gain (loss) on fair value of derivative liability (Note 13)	12,922	(11,133)
Gain on fair value of public warrant liabilities (Note 15)	13,800	—
Loss on fair value of Forward Purchase Agreement (Note 7)	(15,609)	—
Gain on fair value of exchangeable right liability (Note 16)	34,452	—
Loss on issuance of Forward Purchase Agreement (Note 7)	(11,674)	—
Gain on settlement of Forward Purchase Agreement (Note 7)	399	—
Loss on fair value of Advanced Subscription Agreements, including related party of $(3,665) and $(769), respectively (Note 12)	(4,470)	(1,878)
Interest expense	(9,597)	(2,594)
Other income, net	678	687
Loss before income taxes	(217,421)	(60,278)
Income tax expense	(357)	—
Net loss	(217,778)	(60,278)
Other comprehensive loss:
Foreign currency exchange translation adjustment	2,541	(2,555)
Total comprehensive loss	$(215,237)	$(62,833)
Net loss per common share - basic and diluted (Note 20)	$(5.00)	$(1.66)
Weighted-average basic and diluted common shares	43,553,504	36,285,113
The accompanying notes are an integral part of these consolidated financial statements.

Wejo Group Limited
Consolidated Statements of Shareholders' Equity (Deficit)
(in thousands, except share amounts)

	Common Shares		Ordinary Shares		B Ordinary Shares		Additional Paid in Capital	Subscription Receivable	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Value	Shares	Value	Shares	Value
Balance at December 31, 2019	—	$—	6,028,128	$86	5,296,549	$67	$94,315	$(1,004)	$2,261	$(91,895)	$3,830
Retroactive application of reverse capitalization	36,285,113	36	(6,028,128)	(86)	(5,296,549)	(67)	117	—	—	—	—
Balance at December 31, 2019, effect of reverse capitalization	36,285,113	$36	—	$—	—	$—	$94,432	$(1,004)	$2,261	$(91,895)	$3,830
Proceeds received for common shares	—	—	—	—	—	—	—	1,004	—	—	1,004
Debt discount related to beneficial conversion feature of convertible loan notes (Note 13)	—	—	—	—	—	—	9,954	—	—	—	9,954
Conversion of Advanced Subscription Agreements into common shares	178,583	—		—	—	—	1,449	—	—	—	1,449
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	(2,555)	—	(2,555)
Net loss	—	—	—	—	—	—	—	—	—	(60,278)	(60,278)
Balance at December 31, 2020 (As Restated)	36,463,696	36	—	—	—	—	105,835	—	(294)	(152,173)	(46,596)
Debt discount related to beneficial conversion feature of convertible loan notes (Note 13)	—	—	—	—	—	—	31,289	—	—	—	31,289
Exercise of legacy warrants to purchase common shares	1,967,193	2	—	—	—	—	604	—	—	—	606
Conversion of convertible loan notes	10,460,460	11	—	—	—	—	106,241	—	—	—	106,252
Conversion of Advanced Subscription Agreements	1,053,273	1	—	—	—	—	12,756	—	—	—	12,757
Exercise of share options	15,681,274	16	—	—	—	—	2,070	—	—	—	2,086
Issuance of Common Shares in connection with the Business Combination, net of transaction costs of $16,464	15,474,309	15	—	—	—	—	(18,511)	—	—	—	(18,496)
Private Investment in Public Equity financing, net of issuance costs of $5,783	12,850,000	13	—	—	—	—	122,704	—	—	—	122,717
Share-based compensation expense	—	—	—	—	—	—	52,316	—	—	—	52,316
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	2,541	—	2,541
Net loss	—	—	—	—	—	—	—	—	—	(217,778)	(217,778)
Balance at December 31, 2021	93,950,205	$94	—	$—	—	$—	$415,304	$—	$2,247	$(369,951)	$47,694
The accompanying notes are an integral part of these consolidated financial statements.

Wejo Group Limited
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
		(As Restated)
Operating activities
Net loss	$(217,778)	$(60,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	5,163	1,078
Loss on issuance of convertible loans	53,967	16,036
Loss on issuance of Forward Purchase Agreement	11,674	—
Loss on extinguishment of convertible loans	25,598	—
Gain on settlement of Forward Purchase Agreement	(399)	—
(Gain) Loss on disposal of property and equipment	(4)	58
Depreciation and amortization	4,411	4,077
Non-cash share-based compensation expense	52,316	—
Non-cash (gain) loss on foreign currency remeasurement	(1,354)	338
Loss on fair value of Advanced Subscription Agreements	4,470	1,878
(Gain) Loss in fair value of derivative liability	(12,922)	11,133
Gain on fair value of warrant liabilities	(13,800)	—
Loss on fair value of Forward Purchase Agreement	15,609	—
Gain on fair value of exchangeable right liability	(34,452)	—
Changes in operating assets and liabilities:
Accounts receivable	(727)	(400)
Prepaid expenses and other current assets	(9,775)	(90)
Accounts payable	(1,361)	2,647
Accrued expenses and other liabilities	12,516	2,023
Income tax provision	282	—
Net cash used in operating activities	(106,566)	(21,500)
Investing activities
Purchases of property and equipment	(562)	(55)
Development of internal software	(2,716)	(1,810)
Net cash used in investing activities	(3,278)	(1,865)
Financing activities
Proceeds from issuance of ordinary shares to PIPE investors, net of issuance costs	122,717	1,004
Proceeds from Business Combination	70,308	—
Proceeds from exercise of warrants to purchase of common shares	606	—
Proceeds from exercise of options	2,086	—
Proceeds from issuance of Advanced Subscription Agreements, net of issuance costs	—	348
Proceeds from issuance of convertible loans	16,222	25,222
Payment of issuance costs of convertible loans	(1,004)	(852)
Proceeds from other loan	—	84
Net proceeds from issuance of long-term debt	31,865	—
Payment of issuance costs of long-term debt	(638)	—
Repayment of other loan	(84)	—
Proceeds from issuance of related party debt	—	9,862
Settlement of Forward Purchase Agreement	2,517	—
Advance payment of Forward Purchase Agreement	(75,012)	—
Repayment of related party debt	(10,142)	—
Net cash provided by financing activities	159,441	35,668
Effect of exchange rate changes on cash	3,304	823

Net increase in cash	52,901	13,126
Cash at beginning of period	14,421	1,295
Cash at end of period	$67,322	$14,421
Non-cash financing activities
Property and equipment purchases in accounts payable	$90	$—
Advanced Subscription Agreements converted into common shares	$12,757	$1,449
Transaction costs included in accounts payable and accrued expenses	$8,476	$—
Conversion of convertible loan notes	$106,252	$—
Convertible note issued through settlement of accounts payable and recognition of prepaid revenue share costs	$4,813	$—
Net liabilities acquired in the Business Combination through issuance of common shares	$1,966	$—
Supplemental cash flow information
Interest paid	$863	$529
The accompanying notes are an integral part of these consolidated financial statements.

1.Description of the Business

In these consolidated financial statements and related notes, Wejo Group Limited and its consolidated subsidiaries are referred to collectively as “Wejo” and “the Company” unless the context requires otherwise. Wejo is an emerging leader in the market of supporting an intelligent transport and mobility network (“Smart Mobility”), helping business sectors through the collection, standardization and analysis of connected vehicle data. Connected vehicles contain hundreds of data sensors, emitting information such as location, speed, direction and events such as braking, temperature and weather conditions. This data creates intelligence, that is collected in near real-time, which has, historically, been unavailable from any other source.

Wejo ingests and standardizes this data, mainly in the United States and Europe currently, through its proprietary cloud software and analytics platform Wejo Neural Edge. The Company’s products enable customers such as departments of transportation, retailers, construction firms and research departments to unlock unique insights about journeys, cities, electric vehicle usage, safety and more. Over the next two to three years, the Company expects to expand its platform to ingest data globally, and to expand into additional marketplaces as well as providing business insights to its customers, including: original equipment manufacturer (“OEM”) preferred partners, Tier 1s, fleet providers, municipalities, universities and other businesses.

Wejo Group Limited was originally incorporated as an exempted limited company under the laws of Bermuda on May 21, 2021 for purposes of effectuating the transactions (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Agreement and Plan of Merger”) dated as of May 28, 2021, by and among Virtuoso Acquisition Corp. (“Virtuoso”), Yellowstone Merger Sub, Inc. (the “Merger Sub”), Wejo Bermuda Limited (“Wejo Bermuda”) and Wejo Limited (a private limited liability company incorporated under the laws of England and Wales on December 13, 2013, herein referred to as “Legacy Wejo” or “Accounting Predecessor”). In connection with the Business Combination, the Company’s common stock and warrants were listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbols WEJO and WEJOW, respectively.

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As is common to early-stage companies with limited operating histories, the Company is subject to risks and uncertainties such as its ability to influence the connected vehicle market; invest in technology, resources and new business capabilities; maintain and grow the customer base; secure additional capital to support the investments needed for its anticipated growth; comply with governing laws and regulations; and other risks and uncertainties. To manage these risks and uncertainties while growing as expected, the Company will make significant investments and will therefore need to raise substantial capital during its loss-making period.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations for the foreseeable future. As the Company makes investments to increase the markets and customers it serves, the operating losses are expected to increase until the Company reaches the necessary scale to generate net cash proceeds from operations. As of December 31, 2021 and 2020, the Company had an accumulated deficit of $370.0 million and $152.2 million, respectively. The Company has historically relied on private equity and debt to fund operations, and most recently has raised substantial capital in the Business Combination and public listing of the Company on NASDAQ.

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital to fund its operations. As a public company listed on NASDAQ, the Company has multiple options to fund development of the business. Specifically, as of the date of this report, the Company has two additional funding options:

1.On February 14, 2022, Wejo Group Limited entered into a Committed Equity Facility (“CEF”), which provides the Company with the option, but not the right, to sell up to the lesser of (i) $100.0 million of its common stock, and (ii) the Exchange Cap (as defined in the CFPI Stock Purchase Agreement) over a 36-month period, subject to certain contractual terms and market conditions which is expected to be available in May 2022. See Note 25 for further details around the agreement.

2. On November 19, 2021, Wejo Group Limited entered into a $75.0 million forward purchase agreement with Apollo (described in Note 3). The Company anticipates receiving proceeds from the Apollo Forward Purchase Agreement within 2 years from that date.

Both funding options (collectively referred to as the “facilities”) are driven by the future stock price of Wejo Group Limited and in the case of the CEF also the future trading volumes of Wejo Group Limited, which may limit the actual level of funds that can be raised.

Given the uncertainty over the amounts and the timing of funds that can be raised from the facilities, the Company may continue to look at further opportunities to raise capital to ensure it has sufficient cash to meet its requirements as they fall due, during the going concern period.

There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is unable to secure additional capital through these committed facilities or other, as yet, uncommitted public sources, it may be required to reduce expenses to conserve its cash in amounts sufficient to sustain operations at a reduced level and meet its obligations until additional capital can be raised. The Company has previously reduced headcount and overheads in order to conserve its cash and expects to be able to implement similar actions in future if required.

Before any reductions in expenses and based on the Company’s current level of expenditures after considering the Company’s cash balance of $67.3 million as of December 31, 2021, along with the potential proceeds from the facilities described in Note 3 and Note 25, the Company believes that it has adequate capital to fund operations for the next 12 months. However, while the Company has access to the facilities, the amounts that can be received from them and timing of such receipts is subject to factors that are outside of management’s control; therefore, the Company may need to identify alternative sources of capital and/or reduce expenses.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that the Company will achieve or sustain positive cash flows from financing or can reduce sufficiently its expenses. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

Note 2, Restatement corrects errors in the previously issued financial statements and restates Wejo Limited’s (“Legacy Wejo”) audited consolidated financial statements as of and for the year ended December 31, 2020, filed with the SEC in a Registration Statement on Form S-1 on December 17, 2021 and the unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2021, filed with the SEC on a Quarterly Report on Form 10-Q/A on December 17, 2021. Note 2 also restates the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and the three and six months ended June 30, 2021, which were included in our initial registration statements on Form S-4 and S-4/A filed in connection with the Company’s initial business combination. The Company refers to all periods described in this paragraph as the “Affected Periods.”

During the review of the final valuation analysis in connection with the settlement of the Convertible Loan Notes (“CLNs”), which took place as part of the preparation of the consolidated financial statements for the year ended December 31, 2021, the Company identified valuation errors in the consolidated financial statements of Legacy Wejo related to the derivative liabilities that were bifurcated from the CLNs during the Affected Periods. These errors were related to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report, which led to the fair value of derivative liabilities being valued incorrectly. As a consequence, the valuation of Legacy Wejo’s ordinary shares was affected, resulting in a misstatement of the beneficial conversion feature of the CLNs recorded in Additional Paid in Capital (“APIC”), as well as the fair value of Advanced Subscription Agreements. In addition, Accumulated deficit, Accumulated other comprehensive income (loss), Net loss, Loss Per Share, and Foreign currency exchange translation adjustment were impacted as a result of these errors.
Note 2 Restatement discloses the nature of the restatement adjustments and shows the impact of the restatement on the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss as of and for the year ended December 31, 2020. In addition, Note 2 Restatement discloses the restated interim financial information for the relevant unaudited condensed consolidated financial statements of Legacy Wejo as of and for the three months ended March 31, 2021, the three and six months ended June 30, 2021 and the three and nine months ended September 30, 2021.

2. Restatement

Audited Consolidated Financial Statements (As Restated)

As described in Note 1, the Company has restated the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statement of Cash flows as of and for the year ended December 31, 2020. The Company’s decision to restate the consolidated financial statements is based on the Company’s conclusion that its non-current derivative liabilities relating to the CLNs were incorrectly valued leading to an understatement of $4.8 million. There was also an understatement of the Advanced Subscription Agreements of $22.0 thousand; understatement of Additional paid in capital of $0.9 million; overstatement of Accumulated other comprehensive income of $0.3 million; and a corresponding understatement to Net loss of $5.4 million recognized during the year ended December 31, 2020.

Restated unaudited quarterly financial data for the interim periods in 2021 is also presented below.

The following table sets forth a summary of where the restatement adjustments had an effect on Legacy Wejo’s consolidated financial statements as of December 31, 2020:

Consolidated Balance Sheets

	Year Ended December 31, 2020
(in thousands)	Reported	Adjustment	As Restated
Assets
Current assets:
Cash	$14,421	$—	$14,421
Accounts receivable, net	688	—	688
Prepaid expenses and other current assets	6,053	—	6,053
Total current assets	21,162	—	21,162
Property and equipment, net	320	—	320
Intangible assets, net	10,946	—	10,946
Total assets	$32,428	$—	$32,428
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,890	$—	$4,890
Accrued expenses and other current liabilities	9,891	—	9,891
Advanced Subscription Agreement	8,098	22	8,120
Debt to related parties	10,129	—	10,129
Total current liabilities	33,008	22	33,030
Non-current liabilities:
Convertible loan notes	6,130	—	6,130
Derivative liability	34,982	4,798	39,780
Other non-current liabilities	84	—	84
Total liabilities	74,204	4,820	79,024
Commitments and contingencies
Shareholders’ deficit:
Ordinary Shares	87	—	87
B Ordinary Shares	67	—	67
Additional paid in capital	104,799	918	105,717
Accumulated deficit	(146,770)	(5,403)	(152,173)
Accumulated other comprehensive income (loss)	41	(335)	(294)
Total shareholders’ deficit	(41,776)	(4,820)	(46,596)
Total liabilities and shareholders’deficit	$32,428	$—	$32,428

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2020
(in thousands, except share and per share amounts)	Reported	Adjustment	As Restated
Revenue, net	$1,336	$—	$1,336
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,688	—	1,688
Technology and development	7,683	—	7,683
Sales and marketing	7,039	—	7,039
General and administrative	10,173	—	10,173
Depreciation and amortization	4,077	—	4,077
Total costs and operating expenses	30,660	—	30,660
Loss from operations	(29,324)	—	(29,324)
Loss on issuance of convertible loan notes	(13,112)	(2,924)	(16,036)
Loss on fair value of derivative liability	(8,724)	(2,409)	(11,133)
Loss on fair value of Advanced Subscription Agreements	(1,808)	(70)	(1,878)
Interest expense	(2,594)	—	(2,594)
Other income, net	687	—	687
Net loss	(54,875)	(5,403)	(60,278)
Other comprehensive loss:
Foreign currency exchange translation adjustment	(2,220)	(335)	(2,555)
Total comprehensive loss	$(57,095)	$(5,738)	$(62,833)
Net loss per common share - basic and diluted	$(1.51)	$(0.15)	$(1.66)
Weighted-average basic and diluted common shares	36,285,113	—	36,285,113

Consolidated Statements of Cash Flows

	Year Ended December 31, 2020
(in thousands)	Reported	Adjustment	As Restated
Operating activities
Net loss	$(54,875)	$(5,403)	$(60,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,078	—	1,078
Loss on issuance of convertible loans	13,112	2,924	16,036
Loss on disposal of property and equipment	58	—	58
Depreciation and amortization	4,077	—	4,077
Non-cash loss on foreign currency remeasurement	338	—	338
Loss on fair value of Advanced Subscription Agreements	1,808	70	1,878
Loss on fair value of derivative liability	8,724	2,409	11,133
Changes in operating assets and liabilities:
Accounts receivable	(400)	—	(400)
Prepaid expenses and other current assets	(90)	—	(90)
Accounts payable	2,647	—	2,647
Accrued expenses and other liabilities	2,023	—	2,023
Net cash used in operating activities	(21,500)	—	(21,500)
Investing activities
Purchase of property and equipment	(55)	—	(55)
Development of internal software	(1,810)	—	(1,810)
Net cash used in investing activities	(1,865)	—	(1,865)
Financing activities
Proceeds from the issuance of ordinary shares, net of issuance costs	1,004	—	1,004
Proceeds from issuance of advance subscriptions, net of issuance costs	348	—	348
Proceeds from issuance of convertible loans	25,222	—	25,222
Payment of issuance costs of convertible loans	(852)	—	(852)
Proceeds from other loan	84	—	84
Proceeds from issuance of related party debt	9,862	—	9,862
Net cash provided by financing activities	35,668	—	35,668
Effect of exchange rate changes on cash	823	—	823
Net increase in cash	13,126	—	13,126
Cash at beginning of period	1,295		1,295
Cash at end of period	$14,421	$—	$14,421
Non-cash financing activities
Advanced subscription agreements converted into common shares	$1,396	$53	$1,449
Supplemental cash flow information
Interest paid	$529	$—	$529

Interim Financial Information (As Restated)

Restatement information related to unaudited condensed consolidated financial statements

The following tables present the unaudited condensed consolidated financial statements for the quarters in 2021 and summarize where the restatement adjustments had an effect on the Company's unaudited condensed consolidated financial statements:

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2021
(in thousands)	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash	$20,467	$—	$20,467
Accounts receivable, net	636	—	636
Prepaid expenses and other current assets	5,088	—	5,088
Total current assets	26,191	—	26,191
Property and equipment, net	387	—	387
Intangible assets, net	10,407	—	10,407
Total assets	$36,985	—	$36,985
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,355	$—	$6,355
Accrued expenses and other current liabilities	7,894	—	7,894
Advanced Subscription Agreements	9,227	247	9,474
Debt to related parties	10,141	—	10,141
Total current liabilities	33,617	247	33,864
Non-current liabilities:
Convertible loan notes	6,937	—	6,937
Derivative liability	101,003	25,060	126,063
Total liabilities	141,557	25,307	166,864
Commitments and contingencies
Shareholders’ deficit:
Ordinary shares	87	—	87
B Ordinary shares	67	—	67
Additional paid in capital	121,760	3,602	125,362
Accumulated deficit	(226,203)	(28,327)	(254,530)
Accumulated other comprehensive loss	(283)	(582)	(865)
Total shareholders’ deficit	(104,572)	(25,307)	(129,879)
Total liabilities and shareholders’ deficit	$36,985	$—	$36,985

	June 30, 2021
(in thousands)	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash	$15,275	$—	$15,275
Accounts receivable, net	609	—	609
Prepaid expenses and other current assets	10,976	—	10,976
Total current assets	26,860	—	26,860
Property and equipment, net	485	—	485
Intangible assets, net	10,297	—	10,297
Total assets	$37,642	—	$37,642
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,808	$—	$4,808
Accrued expenses and other current liabilities	14,754	—	14,754
Advanced Subscription Agreement	14,914	(2,100)	12,814
Debt to related parties	177	—	177
Total current liabilities	34,653	(2,100)	32,553
Non-current liabilities:
Convertible loan notes	7,894	—	7,894
Derivative liability	128,357	(30,549)	97,808
Long term debt, net of unamortized debt discount and debt issuance costs	17,113	—	17,113
Total liabilities	188,017	(32,649)	155,368
Commitments and contingencies
Shareholders’ deficit:
Ordinary shares	87	—	87
B Ordinary shares	67	—	67
Additional paid in capital	132,023	4,983	137,006
Accumulated deficit	(283,028)	28,752	(254,276)
Accumulated other comprehensive income (loss)	476	(1,086)	(610)
Total shareholders’ deficit	(150,375)	32,649	(117,726)
Total liabilities and shareholders’ deficit	$37,642	$—	$37,642

	September 30, 2021
(in thousands)	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash	$8,611	$—	$8,611
Accounts receivable, net	930	—	930
Prepaid expenses and other current assets	12,577	—	12,577
Total current assets	22,118	—	22,118
Property and equipment, net	603	—	603
Intangible assets, net	9,917	—	9,917
Total assets	$32,638	$—	$32,638
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$7,282	$—	$7,282
Accrued expenses and other current liabilities	20,957	—	20,957
Debt to related parties	34	—	34
Total current liabilities	28,273	—	28,273
Non-current liabilities:
Convertible loan notes	8,809	—	8,809
Derivative liability	126,927	(34,665)	92,262
Long term debt, net of unamortized debt discount and debt issuance costs	26,313	—	26,313
Total liabilities	190,322	(34,665)	155,657
Commitments and contingencies
Shareholders’ deficit:
Ordinary shares	89	—	89
B Ordinary shares	70	—	70
Additional paid in capital	146,768	2,990	149,758
Accumulated deficit	(308,678)	33,531	(275,147)
Accumulated other comprehensive income (loss)	4,067	(1,856)	2,211
Total shareholders’ deficit	(157,684)	34,665	(123,019)
Total liabilities and shareholders’ deficit	$32,638	$—	$32,638

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Unaudited Three Months Ended March 31, 2021
(in thousands, except share and per share amounts)	As Reported	Adjustments	As Restated
Revenue, net	$305	$—	$305
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	799	—	799
Technology and development	2,618	—	2,618
Sales and marketing	2,567	—	2,567
General and administrative	2,237	—	2,237
Depreciation and amortization	1,025	—	1,025
Total costs and operating expenses	9,246	—	9,246
Loss from operations	(8,941)	—	(8,941)
Loss on issuance of convertible loan notes	(27,343)	(5,958)	(33,301)
Loss on fair value of derivative liability	(40,160)	(16,742)	(56,902)
Loss on fair value of Advanced Subscription Agreements	(1,048)	(224)	(1,272)
Interest expense	(1,862)	—	(1,862)
Other expense, net	(79)	—	(79)
Net loss	(79,433)	(22,924)	(102,357)
Other comprehensive loss:
Foreign currency exchange translation adjustment	(324)	(247)	(571)
Total comprehensive loss	$(79,757)	$(23,171)	$(102,928)
Net loss per ordinary share – basic and diluted	$(2.18)	$(0.63)	$(2.81)
Weighted-average basic and diluted ordinary shares	36,463,696	$—	36,463,696

	Unaudited Three Months Ended June 30, 2021			Unaudited Six Months Ended June 30, 2021
(in thousands, except share and per share amounts)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenue, net	$542	$—	$542	$847	$—	$847
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,543	—	1,543	2,342	—	2,342
Technology and development	3,877	—	3,877	6,495	—	6,495
Sales and marketing	3,572	—	3,572	6,139	—	6,139
General and administrative	5,712	—	5,712	7,949	—	7,949
Depreciation and amortization	1,130	—	1,130	2,155	—	2,155
Total costs and operating expenses	15,834	—	15,834	25,080	—	25,080
Loss from operations	(15,292)	—	(15,292)	(24,233)	—	(24,233)
Loss on issuance of convertible loan notes	(16,899)	(3,767)	(20,666)	(44,242)	(9,725)	(53,967)
Gain (loss) on fair value of derivative liability	(16,456)	58,489	42,033	(56,616)	41,747	(14,869)
Loss on fair value of Advanced Subscription Agreements	(5,717)	2,357	(3,360)	(6,765)	2,133	(4,632)
Interest expense	(2,455)	—	(2,455)	(4,317)	—	(4,317)
Other expense, net	(6)	—	(6)	(85)	—	(85)
Net (loss) income	(56,825)	57,079	254	(136,258)	34,155	(102,103)
Other comprehensive loss:
Foreign currency exchange translation adjustment	759	(504)	255	435	(751)	(316)
Total comprehensive (loss) income	$(56,066)	$56,575	$509	$(135,823)	$33,404	$(102,419)
Net (loss) income per ordinary share - Basic	$(1.56)	$1.57	$0.01	$(3.74)	$0.94	$(2.80)
Net (loss) income per ordinary share - Diluted	$(1.56)	$1.57	$0.01	$(3.74)	$0.94	$(2.80)
Weighted-average basic ordinary shares	36,463,696	—	36,463,696	36,463,696	—	36,463,696
Weighted-average diluted ordinary shares[1]	36,463,696	2,880,163	39,343,859	36,463,696	—	36,463,696
1 - The adjustment represents 1,826,890 warrants and 1,053,273 ASAs to purchase ordinary shares of Legacy Wejo which became dilutive securities as a result of the restatement.

	Unaudited Three Months Ended September 30, 2021			Unaudited Nine Months Ended September 30, 2021
(in thousands, except share and per share amounts)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenue, net	$351	$—	$351	$1,198	$—	$1,198
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	888	—	888	1,864	—	1,864
Technology and development	7,691	—	7,691	14,075	—	14,075
Sales and marketing	4,963	—	4,963	10,947	—	10,947
General and administrative	6,665	—	6,665	16,246	—	16,246
Depreciation and amortization	1,108	—	1,108	3,263	—	3,263
Total costs and operating expenses	21,315	—	21,315	46,395	—	46,395
Loss from operations	(20,964)	—	(20,964)	(45,197)	—	(45,197)
Loss on issuance of convertible loan notes	—	—	—	(44,242)	(9,725)	(53,967)
Gain (Loss) on fair value of derivative liability	(1,637)	4,905	3,268	(58,253)	46,652	(11,601)
Gain (Loss) on fair value of Advanced Subscription Agreements	288	(126)	162	(6,477)	2,007	(4,470)
Interest expense	(2,954)	—	(2,954)	(7,271)	—	(7,271)
Other expense, net	(383)	—	(383)	(468)	—	(468)
Net loss	(25,650)	4,779	(20,871)	(161,908)	38,934	(122,974)
Other comprehensive loss:
Foreign currency exchange translation adjustment	3,591	(770)	2,821	4,026	(1,521)	2,505
Total comprehensive loss	$(22,059)	$4,009	$(18,050)	$(157,882)	$37,413	$(120,469)
Net loss per ordinary share – basic and diluted	$(0.69)	$0.13	$(0.56)	$(4.41)	$1.06	$(3.35)
Weighted-average basic and diluted ordinary shares	37,162,062	—	37,162,062	36,699,038	—	36,699,038

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2021
(in thousands)	As Reported	Adjustments	As Restated
Operating activities
Net loss	$(79,433)	$(22,924)	$(102,357)
Non-cash interest expense	801	—	801
Loss on issuance of convertible loans	27,343	5,958	33,301
Gain on disposal of property and equipment	—	—	—
Depreciation and amortization	1,025	—	1,025
Non-cash gain on foreign currency remeasurement	(80)	—	(80)
Loss on fair value of Advanced Subscription Agreements	1,048	224	1,272
Loss on fair value of derivative liability	40,160	16,742	56,902
Changes in operating assets and liabilities:
Accounts receivable	52	—	52
Prepaid expenses and other current assets	3,154	—	3,154
Accounts payable	1,442	—	1,442
Accrued expenses and other liabilities	(4,119)	—	(4,119)
Net cash used in operating activities	(8,607)	—	(8,607)
Investing activities
Purchase of property and equipment	(126)	—	(126)
Development of internal software	(316)	—	(316)
Net cash used in investing activities	(442)	—	(442)
Financing activities
Proceeds from issuance of convertible loans	16,115		16,115
Payment of issuance cost of convertible loans	(998)		(998)
Repayment of other loan	(84)	—	(84)
Proceeds from issuance of related party debt	17	—	17
Payment of deferred financing costs	(100)	—	(100)
Net cash provided by financing activities	14,950	—	14,950
Effect of exchange rate changes on cash	145	—	145
Net increase in cash	6,046	—	6,046
Cash at the beginning of period	14,421	—	14,421
Cash at the end of the period	$20,467	$—	$20,467
Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accounts payable and accrued expenses	$2,070	$—	$2,070

	Six Months Ended June 30, 2021
(in thousands)	As Reported	Adjustments	As Restated
Operating activities
Net loss	$(136,258)	$34,155	$(102,103)
Non-cash interest expense	2,245	—	2,245
Loss on issuance of convertible loans	44,242	9,725	53,967
Gain on disposal of property and equipment	(4)	—	(4)
Depreciation and amortization	2,155	—	2,155
Non-cash gain on foreign currency remeasurement	(96)	—	(96)
Loss on fair value of Advanced Subscription Agreements	6,765	(2,133)	4,632
Loss on fair value of derivative liability	56,616	(41,747)	14,869
Accounts receivable	79	—	79
Prepaid expenses and other current assets	2,795	—	2,795
Accounts Payable	2,547	—	2,547
Accrued expenses and other liabilities	(358)	—	(358)
Net cash used in operating activities	(19,272)	—	(19,272)
Investing Activities
Purchase of property and equipment	(251)	—	(251)
Development of internal software	(1,250)	—	(1,250)
Net cash used in Investing Activities	(1,501)	—	(1,501)
Financing Activities
Proceeds from issuance of convertible loans	16,222		16,222
Payment of issuance cost of convertible loans	(1,004)		(1,004)
Net proceeds from issuance of long terms debt	17,265	—	17,265
Payment of issuance costs of long term debt	(638)	—	(638)
Repayment of other loan	(84)	—	(84)
Proceeds from issuance of related party debt	35	—	35
Repayment of related party debt	(10,000)	—	(10,000)
Payment of deferred financing costs	(400)	—	(400)
Net cash provided by financing activities	21,396	—	21,396
Effect of exchange rate changes on cash	231	—	231
Net increase in cash	854	—	854
Cash at the beginning of period	14,421	—	14,421
Cash at the end of the period	$15,275	$—	$15,275
Supplemental Disclosure of non-cash Financing Activities
Property and Equipment purchase in accounts payable	$45	$—	$45
Deferred offering costs included in accounts payable and accrued expenses	$5,404	$—	$5,404
Convertible notes issued through settlement of accounts payable and recognition of prepaid revenue share costs	$4,832		$4,832
Supplemental Cash Flow information
Interest paid	$863	$—	$863

	Nine Months Ended September 30, 2021
(in thousands)	As Reported	Adjustments	As Restated
Operating activities
Net loss	$(161,908)	$38,934	$(122,974)
Non-cash interest expense	4,230	—	4,230
Loss on issuance of convertible loans	44,242	9,725	53,967
Gain on disposal of property and equipment	(4)	—	(4)
Depreciation and amortization	3,263	—	3,263
Non-cash loss on foreign currency remeasurement	527	—	527
Loss on fair value of Advanced Subscription Agreements	6,477	(2,007)	4,470
Loss on fair value of derivative liability	58,253	(46,652)	11,601
Changes in operating assets and liabilities			—
Accounts receivable	(244)	—	(244)
Prepaid expenses and other current assets	3,662	—	3,662
Accounts payable	5,171	—	5,171
Accrued expenses and other liabilities	6,404	—	6,404
Net cash used in operating activities	(29,927)	—	(29,927)
Investing activities
Purchase of property and equipment	(482)	—	(482)
Development of internal software	(2,136)	—	(2,136)
Net cash used in investing activities	(2,618)	—	(2,618)
Financing activities
Proceeds from issuance of convertible loans	16,222		16,222
Payment of issuance cost of convertible loans	(1,004)		(1,004)
Net proceeds from issuance of long terms debt	25,631	—	25,631
Payment of issuance costs of long term debt	(638)	—	(638)
Repayment of other loan	(84)	—	(84)
Repayment of related party debt	(10,143)	—	(10,143)
Payment of deferred financing costs	(3,148)	—	(3,148)
Net cash provided by financing activities	26,836	—	26,836
Effect of exchange rate changes on cash	(101)	—	(101)
Net decrease in cash	(5,810)	—	(5,810)
Cash at the beginning of period	14,421	—	14,421
Cash at the end of the period	$8,611	$—	$8,611
Supplemental disclosure of non-cash financing activities
Property and equipment purchase in accounts payable	$40	$—	$40
Advanced Subscription Agreements converted into ordinary shares	$14,750	$(1,993)	$12,757
Deferred offering costs included in accounts payable and accrued expenses	$5,392	$—	$5,392
Convertible notes issued through settlement of accounts payable and recognition of prepaid revenue share costs	$4,714		$4,714
Supplemental cash flow information
Interest paid	$863	$—	$863

3. Transactions

Reorganization and Recapitalization (the “Business Combination”)

On May 28, 2021, Wejo Group Limited, Virtuoso, Merger Sub, Wejo Bermuda and the Accounting Predecessor entered into a definitive agreement and plan of merger to effectuate the Business Combination, which was completed on November 18, 2021. In order to effectuate the Business Combination, Wejo Group Limited acquired all of the shares of the Accounting Predecessor on November 18, 2021. Immediately following the acquisition of the Accounting Predecessor’s shares, Wejo Group Limited merged with Virtuoso, which was effectuated through a merger between Merger Sub and Virtuoso. Merger Sub is a newly formed subsidiary of Wejo Group Limited. Virtuoso survived the merger. The Accounting Predecessor and Virtuoso became indirect, wholly-owned subsidiaries of Wejo Group Limited following the Business Combination. Prior to the Business Combination, Wejo Group Limited had no material operations, assets or liabilities.

The Business Combination resulted in Wejo Group Limited becoming the parent company of the combined business following the consummation of the transaction with Virtuoso, a blank check company incorporated on August 25, 2020, as a Delaware corporation and for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on November 18, 2021. The acquisition of the Accounting Predecessor was accounted for as a capital reorganization whereby Wejo Group Limited became the successor to Legacy Wejo. The capital reorganization by Wejo Group Limited of the Accounting Predecessor was considered a common control transaction and accounted for as a pooling of interests, whereby the historical values of the assets and liabilities of the Accounting Predecessor were the same before and after. The capital reorganization was immediately followed by the merger with Virtuoso. As Virtuoso was not recognized as a business under U.S. GAAP given it consisted primarily of cash held in a trust account, the Business Combination was treated as a recapitalization. Under this method of accounting, the ongoing financial statements of Wejo Group Limited reflect the net assets of the Accounting Predecessor and Virtuoso at historical cost, with no additional goodwill recognized.

The Accounting Predecessor was determined to be the accounting acquirer based on evaluation of the following facts and circumstances: (i) the Accounting Predecessor’s shareholder group has the largest portion of relative voting rights in Wejo Group Limited; (ii) the senior management team of the Accounting Predecessor are continuing to serve in such positions with substantially similar responsibilities and duties at Wejo Group Limited following consummation of the Business Combination; and (iii) the purpose and intent of the Business Combination was to create an operating public company, with management continuing to use the Wejo Neural Edge platform to grow the business.

In connection with the Business Combination, Wejo Group Limited, Wejo Limited, and Virtuoso entered into subscription agreements with certain investors (the “PIPE Investors”). Simultaneously with the consummation of the Business Combination, Wejo Group Limited issued to the PIPE Investors 12,850,000 shares of common stock at a price of $10.00 per share for aggregate gross proceeds of $128.5 million. offset by $5.8 million of issuance costs. The Company incurred costs of approximately $30.0 million related to the Business Combination, consisting primarily of advisory, banking, printing, legal, and accounting fees, of which $22.3 million were recorded to “Additional paid-in capital” as a reduction of these share issuance proceeds (collectively “Share issuances, net of proceeds”) with the remaining $7.7 million being recorded in general and administrative expenses.

Wejo Group Limited acquired all the Accounting Predecessor’s shares in exchange for consideration of 65,625,896 common shares, which was the “capital reorganization” step of the Business Combination.

The Virtuoso merger was completed by: (i) Wejo Bermuda issuing 6,600,000 preferred shares (the “Bermuda Preferred Shares”) in exchange for the Virtuoso’s Class C shares outstanding immediately prior to the Business Combination, which had been previously exchanged from private placement warrants held by Virtuoso Sponsor LLC; (ii) Wejo Group Limited issuing 15,474,309 common shares in exchange for Virtuoso’s shares outstanding immediately prior to the Business Combination; and (iii) Wejo Group Limited assuming Virtuoso’s warrants outstanding immediately prior to the Business Combination, consisting of 11,500,000 public warrants (the “Public Warrants”), which were modified to entitle the holder to acquire, on the same terms, Company common shares instead of Virtuoso common stock. This was the merger recapitalization step of the Business Combination.

Exchangeable right liability

The Bermuda Preferred Shares contain an exchangeable right which entitles the Virtuoso Founder to exchange its preferred shares of Wejo Bermuda for, at the option of Wejo Bermuda, cash or shares of Wejo Group Limited (the “Exchangeable Right”). The Exchangeable Right cannot be exercised until 12 months after the issuance thereof, which occurred in connection with the closing of the Business Combination on November 18, 2021. Thereafter, it can be exercised at any time up until the fifth year following the close of the Business Combination. The Bermuda Preferred Shares are exchangeable into cash or shares at Wejo Bermuda’s option. Upon the fifth year following the close of the Business Combination, the Exchangeable Right expires. The Exchangeable Right is accounted for as derivative liabilities under ASC 815-40 as they are freestanding instruments with provisions that preclude them from being indexed to the Company’s stock.

The Exchangeable Right was initially recorded at fair value on the closing date of the Business Combination (November 18, 2021) using a Black-Scholes model and was subsequently remeasured at the balance sheet date with the changes in fair value recognized within its respective line in the Consolidated Statements of Operations and Comprehensive Loss (See Note 16).

Public Warrants

The Public Warrants represent the right to purchase one share of the Company’s common stock at a price of $11.50 per share. The Public Warrants are accounted for as derivative liabilities under ASC 815-40 as they are freestanding instruments with provisions that preclude them from being indexed to the Company’s stock.

The Public Warrants were initially recorded at fair value on the closing date of the Business Combination (November 18, 2021) based on the public warrants listed trading price and are subsequently remeasured at the balance sheet date with the changes in fair value recognized within its respective line in the Consolidated Statements of Operations and Comprehensive Loss (See Note 15).

Earnout Shares

During the seven-year period following the closing of the Business Combination (the “Earnout Period”), Wejo Group Limited may issue up to 6,000,000 shares of common stock to the equity holders of the Accounting Predecessor (the “Earnout Shares”), comprised of four separate tranches of 1,500,000 shares of common stock each, issuable upon the occurrence of each Earnout Triggering Event (defined below). The issuance of these shares would dilute all common stock outstanding at that time. An “Earnout Triggering Event” means the date on which the closing volume weighted average price of one share of common stock quoted on the NASDAQ is greater than or equal to certain specified prices for any 20 trading days within any 30 consecutive trading day period within the Earnout Period.

The Earnout Shares were recognized at fair value upon the closing of the Business Combination and classified in shareholders’ equity. Because the Business Combination is accounted for as a reverse recapitalization, the issuance of the Earnout Shares was treated as a deemed dividend and since the Company does not have retained earnings, the issuance was recorded within additional-paid-in capital (“APIC”) and has a net nil impact on APIC.

Forward Purchase Agreement

On November 10, 2021, the Company entered into the Forward Purchase Agreement with each of Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC and Apollo SPAC Fund I, L.P. (collectively, “Apollo”) for the purpose of purchasing up to $75.0 million of Virtuoso Class A common stock (the “VOSO Shares”), prior to the Business Combination and Wejo Group Limited shares post-Business Combination, from holders of VOSO Shares, including holders who have redeemed VOSO Shares or indicated an interest in redeeming VOSO Shares. Apollo purchased $75.0 million of common stock of Virtuoso under this Forward Purchase Agreement. On November 19, 2021, Apollo was paid $75.0 million from the funds received from Virtuoso in the Business Combination that were related to the shares acquired by Apollo under the Forward Purchase Agreement (“FPA Shares”). Apollo has the right to sell FPA Shares at any price and must pay the Company $10 per share sold. When FPA Shares are sold by Apollo at $10 and above, $10 of the proceeds from the sale of such shares will be remitted to the Company within two business days and Apollo may retain any excess proceeds from such sale. The Company has the right, at points in May and November of 2022, to direct Apollo to sell up to 25% and 50% cumulatively of the FPA Shares at any price. The amount paid in such early settlement to the Company is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by $10 per share and (ii) the net sale proceeds received by such seller for such Excess Shares sold in the early settlement. Proceeds from such transaction will be remitted to the Company within two business days, per the terms noted above. Unsold shares as of November 18, 2023 will be returned to the Company, and any obligations of Apollo to the Company would cease at that time.

4. Summary of Significant Policies

Basis of Presentation

The accompanying consolidated financial statements for the year ended December 31, 2021, include the accounts of the Company, and its subsidiaries, based upon information of Wejo Group Limited after giving effect to the transaction with Virtuoso completed on November 18, 2021. The comparative financial information for the year ended December 31, 2020 is based upon information of Legacy Wejo, prior to giving effect to the Business Combination. Prior to the Business Combination, Wejo Group Limited had no material operations, assets or liabilities. Upon closing of the Business Combination, outstanding capital stock of legacy shareholders of Legacy Wejo was converted to Wejo Group Limited’s common stock, in an amount determined by application of the respective exchange ratio (“Exchange Ratio”) for each share class, which was based on Legacy Wejo’s implied price per share prior to the Business Combination. For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated upon consolidation.

Foreign Currency Translation

The functional currency of Wejo Group Limited is in US dollars (“US $”). The functional currency of the Company’s operating subsidiary, Wejo Limited, is British pounds sterling. The determination of the respective functional currency is based on the criteria stated in ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in Other income, net in the Consolidated Statements of Operations and Comprehensive Loss. The Company recorded foreign exchange gains of $0.2 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.

For financial reporting purposes, the consolidated financial statements of the Company have been presented in the U.S. dollar, the reporting currency. The financial statements of the Company are translated from each relevant functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue, expenses and other expense, net are translated at the average exchange rates and shareholders’ equity (deficit) is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to Other comprehensive (loss) income, a component of Shareholders’ equity (deficit).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the common shares, derivative liability, Advanced Subscription Agreements, Forward Purchase Agreement, exchangeable right liability, warrant liabilities, income taxes, software development costs and the estimate of useful lives with respect to developed software, warrants, and accounting for share-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that subject the Company to credit risk consist solely of cash. The Company places cash in established financial institutions. The Company has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

Cash

Cash consist of cash on hand which is unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

Accounts Receivable

The Company records Accounts receivable at the invoiced amount and does not charge interest on past due invoices. The Company reviews its accounts receivable from customers that are past due to identify specific accounts with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations. Based on historical receipts and collections history, management has recognized an allowance for doubtful accounts of $0.4 million and nil, respectively, as of December 31, 2021, and 2020.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Estimated Useful Life
Office equipment and computers	3 years
Furniture and fixtures	5 years

Intangible Assets

In December 2018, the Company acquired a multi-year license to access vehicle data from General Motors Holdings LLC (“GM”) through a Data Sharing Agreement that represents a contract-based intangible asset in accordance with ASC 805, Business Combinations. The Company’s data sharing agreement was recognized at its fair value and is being amortized over its contract life using the straight-line method as a finite-lived identifiable Intangible asset in accordance with ASC 350, Intangible Assets. Internally developed software is amortized on a straight-line basis over three years once the software testing is complete.

Internally Developed Software Costs

The Company capitalizes certain costs incurred for the internal development of software. Internally developed software includes the Company’s proprietary portal software and related applications and various applications used in the management of the Company’s portals. Costs incurred during the preliminary project stage for internal software programs are expensed as incurred. External and internal costs incurred during the application development stage of new software development, as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. Software development costs capitalized for the internal development of software are amortized over the estimated useful life of the applicable software. Impairment charges are taken as a result of circumstances that indicate that the carrying values of the assets were not fully recoverable. The Company has not recognized any impairment losses during the years ended December 31, 2021 and 2020.

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of Property, plant and equipment and finite-lived Intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded in the Consolidated Statements of Operations and Comprehensive Loss. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. The Company also regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-lived intangible assets may warrant revision. The Company has not recognized any impairment losses during the years ended December 31, 2021 and 2020.

Troubled Debt Restructuring

In July 2020, the Company amended its credit facility agreement with GM (the “GM Credit Facility”) under which a concession was granted to the Company because of financial difficulties. The modification to the GM Credit Facility represented a troubled debt restructuring (“TDR”) under ASC 470-60, Troubled Debt Restructurings. Under this guidance, the future undiscounted cash flows of the GM Credit Facility, as amended, exceeded the carrying value, and accordingly, no gain was recognized and no adjustment was made to the carrying value of the debt. Interest expense on the amended GM Credit Facility was computed using a new effective rate that equated the present value of the future cash payments specified by the new terms with the carrying value of the debt under the original terms.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the company satisfies a performance obligation

The Company applies the five-step model to contracts only when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (2) above; (b) the transaction price under step (3) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (4) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (5) above.

The Company works with the world’s leading automotive manufacturers to standardize connected vehicle data through a proprietary cloud software and analytics platform. These data points include, but are not limited to: traffic intelligence, high frequency vehicle movements, and common driving events and trends. This data is obtained from OEMs through license agreements. These contracts are referred to internally as “Ingress Agreements.” Wejo Neural Edge is hosted by cloud data centers, and as a function of this central hosting, the Wejo Neural Edge platform operates in a multi-tenancy environment, whereby all customers share the same standardized raw vehicle data. The end users of the Wejo Neural Edge platform can only access the data through a licensing agreement and do not have the ability to take possession of the software itself. These contracts are referred to internally as “Egress Agreements.”

The Company also has a limited number of “Data Management Agreements” in which customers have engaged Wejo to configure a single-tenant instance of Wejo’s Neural Edge platform. Once deployed, these platforms will be offered on a software-as-a-service (“SaaS”) basis, meaning that the customer cannot take possession of the software and can only utilize the platform in conjunction with the hosting services provided by Wejo.

Revenue is measured net based on the amount of consideration the Company expects to receive, reduced by associated revenue share due to certain OEMs under data license arrangements and related taxes. The Company applied the practical expedient in ASC 606 to expense as incurred those costs to obtain a contract with a customer for which the amortization period would have been one year or less. See Note 6, Revenue from Customers, for further discussion on revenue.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue consists of data acquisition costs and hosting service expenses for the Company’s connected platform, including employee salaries and other employee costs that are related to the Company’s connected platform as well as revenue share and minimum fees for certain OEMs.

Technology and Development Expenses

Technology and development expenses consist primarily of compensation-related expenses to the Company’s technology and development personnel incurred for the research and development of, enhancements to, and maintenance and operation of the Company’s products, equipment and related infrastructure, as well as data acquisition costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation-related expenses to the Company’s direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials, and other sales and marketing programs. Advertising costs are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, legal, and corporate information and technology, professional fees and facilities costs.

Share-Based Compensation

The Company grants equity awards under its share-based compensation programs, pursuant to the Articles of Association and the Company’s 2021 Equity Incentive Plan in the form of options and restricted share units.

The Company recognizes compensation expense for option awards and restricted share units based on the grant date fair value of the award. For equity awards with a service condition only, the Company recognizes non-cash share-based compensation costs over the requisite service period, which is the vesting period, on a straight-line basis. For equity awards without a substantive service condition, the Company recognizes non-cash share-based compensation costs upon the grant date in full. For equity awards with a combination of service and performance conditions, the Company recognizes non-cash share-based compensation expense on a straight-line basis over the requisite service period when the achievement of a performance-based milestone is probable of being met, based on the relative satisfaction of the performance condition as of the reporting date. The Company accounts for forfeitures as they occur.

The Company uses the intrinsic value to determine the fair value of restricted share units granted to the directors. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 18 for the Company’s assumptions used in connection with option grants made during the periods covered by these consolidated financial statements. Assumptions used in the option pricing model include the following:

Expected volatility — The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price.

Expected term — For those options granted and that become exercisable upon a performance condition, the Company uses the contractual term of the award to estimate its fair value and in the event that the option does not have a contractual expiration date, the Company uses an expected term determined by the expected timing of the performance condition. For those options granted by the Company, the expected term of the Company’s share options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options.

Risk-free interest rate — The risk-free interest rate is determined by reference to the UK and U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to either the expected or contractual term of the award.

Expected dividend — Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Fair value of common stock — Given the absence of an active market for the Company’s common stock prior to the Business Combination, the Company calculated the fair value of its common shares in accordance with the guidelines in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company’s valuations of common stock were prepared using a market approach, based on precedent transactions in the shares, to estimate the Company’s total equity value using the option-pricing method (“OPM”), which used a combination of market approaches and an income approach to estimate the Company’s enterprise value. After Business Combination, the fair value of common shares is determined by reference to the closing price of common stock on the NASDAQ on the date of grant.

The OPM derives an equity value such that the value indicated is consistent with the investment price, and it provides an allocation of this equity value to each class of the Company’s securities. The OPM treats the various classes of stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, each class of stock has value only if the funds available for distribution to shareholders exceed the value of the share liquidation preferences of the class or classes of stock with senior preferences at the time of the liquidity event. A discount of lack of marketability of the common shares is then applied to arrive at an indication of value for the common shares. Key inputs and assumptions used in the OPM calculation include the following:

Expected volatility. The Company applied re-levered equity volatility based on the historical unlevered and re-levered equity volatility of publicly traded peer companies.

Expected dividend. Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Expected term. The expected term of the option or the estimated time until a liquidation event.

Risk-free interest rate. The risk-free interest rate is determined by reference to the UK Treasury yield curve for the period commensurate with the expected timing of the exit event.

In addition, the Company’s Board of Directors considered various objective and subjective factors to determine the fair value of its common shares as of each grant date, including:

•the prices at which the Company sold common stock;
•the Company’s stage of development and business strategy;
•external market conditions affecting the industry, and trends within the industry;
•the Company’s financial position, including cash on hand, and its historical and forecasted performance and operating results;
•the lack of an active public market for its common shares;
•the likelihood of achieving a liquidity event, such as an initial public offering (“IPO”) or a sale of the company in light of prevailing market conditions; and
•the analysis of IPOs and the market performance of similar companies in the industry.

The assumptions underlying the Company’s valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used significantly different assumptions or estimates, the fair value of its common shares could be materially different.

Legacy Wejo Warrants

The Company determines the accounting classification of warrants that it issues, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common shares and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP.

After all relevant assessments were made, the Company concluded the Legacy Wejo warrants, which were converted into ordinary shares of Legacy Wejo, which were then converted into common shares of the Company as of the closing of the Business Combination, are classified as equity. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized subsequent to the issuance date. For additional discussion on warrants see Note 15, Warrants.

Public Warrants

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for 11,500,000 shares of Public Warrants as warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The measurement of the Public Warrants as of Business Combination Date and December 31, 2021 used the observable market quote in the active market.

Exchangeable Right Liability

The Exchangeable Right is accounted for as a derivative liability under ASC 815-40 as they are freestanding instruments with provisions that preclude them from being indexed to the Company’s stock.

The Exchangeable Right was initially recorded at fair value on the closing date of the Business Combination (November 18, 2021) using a Black-Scholes model and was subsequently remeasured at the balance sheet date with the changes in fair value recognized within its respective line in the Consolidated Statements of Operations and Comprehensive Loss.

Benefit from Research and Development Tax Credit

The Company is subject to corporate taxation in the UK. Due to the nature of our business, the Company has generated losses since inception. The benefit from research and development (“R&D”) tax credits is recognized in the Consolidated Statements of Operations and Comprehensive Loss as a component of other income (expense), net, and represents the sum of the research and development tax credits recoverable in the UK.

As a company that carries out research and development activities, the Company is able to submit tax credit claims under the UK Research and Development Expenditure Credit (“RDEC”) program. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which the Company does not receive income.

Each reporting period, the Company evaluates whether it is expected to be eligible for the tax relief program and records in other income (expense) for the portion of the expense that it expects to qualify under the programs, that it plans to submit a claim for, and has reasonable assurance that the amount will ultimately be realized. Based on criteria established by HM Revenue and Customs (“HMRC”), the Company expects a proportion of expenditures to be eligible for the RDEC programs for the years ended December 31, 2021 and 2020. The RDEC credits are not dependent on the Company generating future taxable income or on its ongoing tax status or tax position. The Company has assessed its research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the tax relief programs and whether the claims will ultimately be realized based on the allowable reimbursable expense criteria established by the UK government which are subject to interpretation. At each period end, the Company estimates the reimbursement available to it based on information available at the time.

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. The Company makes estimates of the research and development tax credit receivable as of each balance sheet date, based upon facts and circumstances known at the time. Although the Company does not expect its estimates to be materially different from amounts ultimately recognized, its estimates could differ from actual results. To date, there have not been any material adjustments to the Company’s prior estimates of the RDEC tax credit receivable.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in its tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that deferred tax assets will be recovered in the future to the extent management believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of December 31, 2021 and 2020, the Company has not identified any uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the Income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2021 and 2020, no accrued interest or penalties are included on the related tax liability line in the Consolidated Balance Sheets.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders.

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common shareholders by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per ordinary share after giving consideration to all potentially dilutive common shares, including warrants and share options, outstanding during the period determined using the treasury-share and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, our Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating and reportable segment, which is the business of delivering connected vehicle data and related insights. The Company provides vehicle data to customers, the significant majority of whom are in the U.S., and its headquarters are located in the UK. The majority of the Company’s tangible assets are held in the UK.

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, which approximate fair value because of their short-term maturities. Certain assets of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.

•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Public Warrants are classified within Level 1 of the fair value hierarchy because its fair values are quoted from active markets. The Company’s Forward Purchase Agreement, Exchangeable Right Liability, Advanced Subscription Agreements and derivative liability associated with the convertible loans are classified within Level 3 of the fair value hierarchy because their fair values are estimated by utilizing valuation models and significant unobservable inputs. The Company’s convertible loans payable, long-term debt and debt from related parties are measured at amortized cost, given the fair value option was not elected.

Convertible Loans

The Company accounted for its convertible loans in accordance with ASC Topic 470-20, Debt with Conversion and Other Options. Convertible loans were classified as liabilities measured at amortized cost, net of debt discounts from the allocation of proceeds. Interest expense was recognized using the effective interest method over the expected term of the debt instrument pursuant to ASC Topic 835, Interest.

Derivative Liability

The Company’s convertible loans (see Note 13) before the conversion contained redemption features that met the definition of a derivative instrument. The Company classified these instruments as a liability on its Consolidated Balance Sheets because the redemption features were not clearly and closely related to its host instrument and met the definition of a derivative. The derivative liability was initially recorded at fair value upon issuance of the convertible loans and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability were recognized on the Consolidated Statements of Operations and Comprehensive Loss.

Forward Purchase Agreement

On November 10, 2021, Apollo and the Company entered into the Forward Purchase Agreement, which is a freestanding financial instrument. The Company accounts for the Forward Purchase Agreement in accordance with ASC 815-40, under which the Forward Purchase Agreement do not meet the criteria for equity classification and must be recorded as assets. Accordingly, the Company recognized the Forward Purchase Agreement within current assets on the Consolidated Balance Sheets as well as on the Consolidated Statements of Operations and Comprehensive Loss with regards to changes in the fair value.

The fair value of the Forward Purchase Agreement was initially and subsequently measured by an option pricing approach considering Apollo's rights to retain proceeds in excess of $10 per share, or the “Forward Price”. Apollo's rights to retain excess proceeds beyond Forward Price economically serves as a cap for the Company’s potential future value per share. The Company may deliver a written notice to Apollo requesting partial settlement of the transaction subject to there being a remaining percentage of the Forward Purchase Agreement shares that has not become terminated shares within a six month or one year period.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. As an emerging growth company (“EGC”), the Company has adopted the guidance with nonpublic entities during the annual reporting periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022.
On January 1, 2022, the Company adopted ASU 2016-02, using the modified retrospective method. The Company expects to recognize, among other adjustments, operating lease assets totaling approximately $3.5 million and operating lease liabilities of approximately $3.5 million on the Consolidated Balance Sheet at January 1, 2022 as a result of the implementation of this standard. The Company does not expect this standard to materially impact earnings upon adoption. As implementation of this standard results in adjustments to and reclassifications of assets and liabilities which are non-cash in nature, there will be no impact on the Company’s cash flows in connection with the adoption of this standard.

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

In December 2019, the FASB issued ASU 2019-12 (“Topic 740”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning April 1, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those annual reporting periods, with early adoption permitted. The Company does not believe that the impact of adopting ASU 2020-06 will have a material impact on its consolidated financial statements and related disclosures.

5. Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, consisted of the following as of December 31, 2021 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement (Note 7)	$—	$—	$45,611	$45,611
Total	$—	$—	$45,611	$45,611

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants (Note 15)	$12,650	$—	$—	$12,650
Exchangeable right liability (Note 16)	—	—	11,154	11,154
Total	$12,650	$—	$11,154	$23,804

Liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, consisted of the following as of December 31, 2020 (in thousands):

	Fair Value Measurements (As Restated)[1]
	Level 1	Level 2	Level 3	Total
Liabilities:
Advanced Subscription Agreements (Note 12)	$—	$—	$8,120	$8,120
Derivative liability (Note 13)	—	—	39,780	39,780
Total	$—	$—	$47,900	$47,900
______________________
1 See Note 2

There were no transfers into or out of Level 3 instruments and/or between Level 1 and Level 2 instruments during the years ended December 31, 2021 and 2020.

The following table provides a roll forward of the aggregate fair value of the Company’s Advanced Subscription Agreements, derivative liability, warrant liability, exchangeable right liability, and Forward Purchase Agreement (in thousands):

	Advanced Subscription Agreements	Derivative Liability	Public Warrant Liability	Exchange- able Right Liability	Forward Purchase Agreement
Balance as of December 31, 2019	$6,992	$—	$—	$—	$—
Initial fair value of financial instruments	—	27,192	—	—	—
Issuances of advanced subscription agreements	348	—	—	—	—
Change in estimated fair value	1,878	11,133	—	—	—
Settlement of advanced subscription agreements into common shares	(1,449)	—	—	—	—
Foreign currency translation loss	351	1,455	—	—	—
Balance as of December 31, 2020 (As Restated)[1]	8,120	39,780	—	—	—
Initial fair value of financial instruments	—	42,589	—	—	63,338
Acquired as part of the Business Combination	—	—	26,450	45,606	—
Proceeds from sale of FPA Shares	—	—	—	—	(2,118)
Change in estimated fair value	4,470	(12,922)	(13,800)	(34,452)	(15,609)
Settlement of advanced subscription agreements into common shares	(12,757)	—	—	—	—
Extinguished upon conversion of convertible loan notes	—	(68,113)	—	—	—
Foreign currency translation loss (gain)	167	(1,334)	—	—	—
Balance as of December 31, 2021	$—	$—	$12,650	$11,154	$45,611
______________________
1 See Note 2

The changes in estimated fair value are recorded on the Consolidated Statements of Operations and Comprehensive Loss and the foreign currency translation (gains) losses are recorded in the foreign currency translation adjustment in other comprehensive (loss) income in the Consolidated Statements of Operations and Comprehensive Loss. The Advanced Subscription Agreements and derivative liability were valued using a scenario-based analysis. Five primary scenarios were considered: qualified financing, unqualified financing, merger or acquisition, held to maturity, and insolvency. The value of the Advanced Subscription Agreements and derivative liability under each scenario were probability weighted to arrive at their respective estimated fair values.

The derivative liability was extinguished upon the convertible loan notes converting into ordinary shares of Legacy Wejo, which were then converted into common shares of Wejo Group Limited, on November 18, 2021. The following table summarizes the significant unobservable inputs that are included in the valuation of derivative liability as of November 18, 2021 and December 31, 2020:

	November 18, 2021		December 31, 2020 (As Restated)
Unobservable Inputs	Input Value or Range	Weighted Average[1]	Input Value or Range	Weighted Average[1]
Probability of scenarios:
Qualified financing	100.0%	100.0%	20.0%	20.0%
Nonqualified financing	—%	—%	5.0%	5.0%
Merger or acquisition	—%	—%	70.0%	70.0%
Held to maturity	—%	—%	5.0%	5.0%
Insolvency	—%	—%	—%	—%
Timing of scenarios:
Derivative liability	0.0 years	0.0 years	0.3 years	0.3 years
Estimated volatility	15.0%	15.0%	50.0%	50.0%
Risk-free rate	0.3%	0.3%	0.6%	0.6%
Discount rate	26.4%	26.4%	26.8%	26.8%
Value of common share (As Restated) [2]	$10.16	$10.16	$8.11	$8.11
_____________________________
1 Unobservable inputs were weighted by the relative fair value of the respective liability and the period end/year-end probabilities of the five scenarios.
2 See Note 2

The Exchangeable Right Liability was valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Exchangeable right liability as of November 18, 2021 and December 31, 2021:

	November 18, 2021		December 31, 2021
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	5.0 years	5.0 years	4.9 years	4.9 years
Estimated volatility	45.0%	45.0%	45.0%	45.0%
Risk-free rate	1.2%	1.2%	1.2%	1.2%

The Forward Purchase Agreement was valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Forward Purchase Agreement as of November 19, 2021 and December 31, 2021:

	November 19, 2021		December 31, 2021
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	2.0 years	2.0 years	1.9 years	1.9 years
Estimated volatility	45.0%	45.0%	45.0%	45.0%
Risk-free rate	0.5%	0.5%	0.7%	0.7%

Changes in the unobservable inputs noted above would impact the fair value of the Forward Purchase Agreement. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would (decrease) increase the Forward Purchase Agreement and an increase (decrease) in the Company’s stock price would increase (decrease) the value of the Forward Purchase Agreement.

The outstanding Advanced Subscription Agreements as of December 31, 2020 were converted into Wejo Limited ordinary shares on July 31, 2021, which were then converted into common shares of the Company in connection with the Business Combination, and were valued using the fair value of Wejo Limited ordinary shares as of July 31, 2021. The following table summarizes the significant unobservable inputs that are included in the valuation of Advanced Subscription Agreements as of December 31, 2020:

	December 31, 2020
Unobservable Inputs	Input Value or Range	Weighted Average[1]
Probability of scenarios:
Qualified financing	20.0%	20.0%
Nonqualified financing	5.0%	5.0%
Merger or acquisition	70.0%	70.0%
Held to maturity	5.0%	5.0%
Insolvency	—%	—%
Timing of scenarios:
Advanced Subscription Agreements	0.8 - 1.0 years	0.8 years
Estimated volatility	50.0%	50.0%
Risk-free rate	0.6%	0.6%
Discount rate	26.8%	26.8%
Value of common share (As restated)	$8.11	$8.11
_____________________________
(1) Unobservable inputs were weighted by the relative fair value of the respective liability and the period end/year-end probabilities of the five scenarios.

Changes in the unobservable inputs noted above would impact the amount of the Advanced Subscription Agreement liability. For the respective liability, increases (decreases) in the estimates of the Company’s annual volatility would increase (decrease) the liability and an increase (decrease) in the annual risk-free rate would increase (decrease) the liability.

6. Revenue from Customers

Connected Vehicle Data Marketplace

The Company’s data marketplace customer agreements include one or a combination of the following contractual promises for a fixed contractual fee: i) the supply of specified connected vehicle data and derived insights through the Wejo Neural Edge platform made available via a secured access to the Wejo Neural Edge platform or via the Company’s web-based portal, Wejo Studio; ii) the granting of a nontransferable license to use the specified data in the manner described in each customer agreement; and iii) Wejo Neural Edge Platform set up and connectivity services. The Company assessed these customer agreements under ASC 606 (see Note 4) and determined that the above contractual promises collectively represent one distinct performance obligation.

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

In arrangements where another party (i.e. OEMs) is involved in providing specified services to a customer, the Company evaluates whether it is the principal or agent. In this evaluation, the Company considers if it obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, and discretion in establishing price. The terms of our OEM data sharing agreements vary, and in some situations, certain rights retained by the OEMs over the connected vehicle data being supplied to the customers were determined to provide the OEMs with control over the data and the Company has determined it acts as the agent in this arrangement and recognizes revenue on a net basis. During the years ended December 31, 2021 and 2020, the Company has recognized a reduction of revenue of $3.7 million and $2.4 million, respectively, arising from revenue sharing and other fees paid to the Company’s OEM partners, where we have determined we are acting as an agent in the relationship. However, in situations where we have control over the connected vehicle data, we have determined that we act as the principal and recognize revenue on a gross basis.

Software & Cloud Solutions

The Company’s software and cloud customer agreements contain one or a combination of the following contractual promises: i) access to a single-tenant SaaS platform; and ii) professional services, which may include consulting, design, data evaluation, engineering, implementation and training. The Company assessed these customer agreements under ASC 606 (see Note 4) and determined that the above contractual promises each represent distinct performance obligations. In cases where the customer has a unilateral right to terminate the contract for convenience and without penalty, the contract term is limited to the period through which the parties have enforceable rights and obligations, which in turn impacts the Company’s determination of performance obligations, transaction price, and revenue recognition pattern.

To date, the transaction price of the Company’s software and cloud contracts has been comprised of contractual fixed fees specified in each customer agreement with milestone-based payment terms. The transaction price is allocated based on standalone selling price for contracts with more than one performance obligation identified. SaaS performance obligations are satisfied over time as Wejo provides the customer with access to the platform, and related revenue is recognized ratably over the term of the contract. Professional services performance obligations are satisfied over time as Wejo renders the service, and related revenue is recognized proportionate with performance on the basis of labor hours expended in relation to total budgeted labor hours.

General

During the year ended December 31, 2021, the Company had one customer that individually generated 10.0% or more of the Company’s revenue for the period. The significant customer generated 13.4% of the Company’s revenue. For the year ended December 31, 2020, the Company had two customers that individually generated 10.0% or more of the Company's revenue for the period. The two significant customers generated 20.7% and 12.2% of the Company’s revenue. In addition, the revenue recognized over time and at a point in time was 51% and 49%, respectively, during the year ended December 31, 2021 and 66% and 34%, respectively, during the year ended December 31, 2020.

During the year ended December 31, 2021, the Company earned the majority of its revenue from the Wejo Marketplace Data Solutions and began earning revenue from Wejo Software & Cloud Solutions with its full launch in the fourth quarter of 2021. For year ended December 31, 2020, the Company earned the majority of its revenue from the Wejo Marketplace Data Solutions as Wejo Software & Cloud Solutions revenue was immaterial. For the years ended December 31, 2021 and 2020, the Company earned approximately 90% of its revenue within the U.S. and earned 100% of its revenue within the U.S., respectively. The country in which the revenue is generated is based on the address of the ultimate customer utilizing the solutions provided.

7. Forward Purchase Agreement

On November 10, 2021, Apollo entered into the Forward Purchase Agreement with Wejo Limited, a subsidiary of Wejo Group Limited. Subject to certain termination provisions, the Forward Purchase Agreement provides that on the 2-year anniversary of the effective date (the “Maturity Date”) of the Forward Purchase Agreement, each Apollo seller will sell to the Company the number of shares purchased by such seller (up to a maximum of 7,500,000 shares across all sellers) of VOSO Shares (or any shares received in a share-for-share exchange pursuant to the Business Combination) (the “FPA Shares”). On November 19, 2021, such seller was paid an amount equal to $75.0 million (the “Prepayment Amount”), see Note 3.

At any time, and from time to time, after November 18, 2021 (the closing of the Business Combination), each Apollo seller may sell FPA Shares at its sole discretion in one or more transactions, publicly or privately and, in connection with such sales, terminate the Forward Purchase Agreement in whole or in part in an amount corresponding to the number of Forward Purchase Agreement Shares sold (the “Terminated Shares”). On the settlement date of any such early termination, such seller will pay to the Company $10 per share regardless of the sale price and Apollo will retain any amounts in excess of $10 per share. The Company may deliver a written notice to each seller requesting partial settlement of the transaction subject to there being a remaining percentage of the FPA Shares (the “Excess Shares”) that has not become Terminated Shares within a six months or one year period. The amount paid in such early settlement to the Company is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by $10 per share and (ii) the net sale proceeds received by such seller for such Excess Shares sold in the early settlement.

During the year ended December 31, 2021, Apollo terminated 251,632 FPA Shares and paid $2.5 million back to the Company. As of December 31, 2021, the Forward Purchase Agreement was fair valued at $45.6 million and was recognized in its respective line on the Consolidated Balance Sheet.

The Forward Purchase Agreement was initially and subsequently measured at fair value using an option pricing approach. A $11.7 million loss of issuance of the Forward Purchase Agreement, which was determined by the difference between initial fair value of the Forward Purchase Agreement and the cash proceeds prepaid to the sellers, was recognized on the Consolidated Statements of Operations and Comprehensive Loss on November 19, 2021. A $0.4 million gain on settlement of Forward Purchase Agreement, which was determined by the difference between the fair value of terminated FPA Shares and the cash proceeds received, was recognized on the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021. A $15.6 million loss on fair value of Forward Purchase Agreement was recognized on the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021.

8. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepayments[1]	12,338	1,001
VAT recoverable	2,963	425
Prepaid insurance	1,346	—
Other current assets	600	296
Research and development expenditure credit receivable	271	331
Insurance receivable[2]	—	4,000
Total	$17,518	$6,053
______________________
1 Prepayments are largely related to the Palantir master subscription agreement.
2 Insurance receivable represents the insurance compensation for a claim incurred in 2019. See Accrued Expenses and Other Current Liabilities table below for the offsetting     insurance accrual as of December 31, 2020 and Note 22 for information regarding the claim.

9. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Office equipment	$1,356	$715
Furniture and fixtures	35	36
Total property and equipment	1,391	751
Less accumulated depreciation	(740)	(431)
Total	$651	$320

Depreciation expense was $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

10. Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Data sharing agreement	$10,555	$(4,564)	$5,991
Internally developed software	14,975	(11,477)	3,498
Total	$25,530	$(16,041)	$9,489

	As of December 31, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value
Data sharing agreement	$10,653	$(3,085)	$7,568
Internally developed software	12,386	(9,008)	3,378
Total	$23,039	$(12,093)	$10,946

The foreign currency exchange difference related to the gross book value of the GM data sharing agreement as of December 31, 2021 compared to December 31, 2020 was $0.1 million. Amortization expense was $1.5 million and $1.4 million, for the years ended December 31, 2021 and 2020, respectively.

Amortization for internally developed software was $2.6 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively. The Company did not recognize any intangible asset impairment losses for the years ended December 31, 2021 and 2020.

The estimated aggregate amortization expense, excluding effects of currency exchange rates, for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year Ended December 31,
2022	$3,465
2023	2,567
2024	1,990
2025	1,467
2026	—
$9,489

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Compensation and benefits	$13,761	$2,076
Professional fees	4,903	1,080
Other liabilities	1,456	1,223
Development and technology	635	355
Marketing and commissions	334	131
Claim accrual	—	4,000
Accrued interest	—	1,026
	$21,089	$9,891

12. Advanced Subscription Agreements (As Restated)

Between September 2019 and March 2020, the Company entered into advanced subscription agreements (“ASAs”) with future investors resulting in gross proceeds of £5.6 million (approximately $7.1 million), of which £0.3 million (approximately $0.3 million) and £5.3 million (approximately $6.8 million) was received during the years ended December 31, 2020 and 2019, respectively. The ASAs were carried at fair value, pursuant to which, the associated liability was recorded at fair value and subsequently remeasured to fair value at each reporting date. During the years ended December 31, 2021 and 2020, the Company recognized losses of $4.5 million and $1.9 million, respectively, in the Consolidated Statements of Operations and Comprehensive Loss related to the change in the estimated fair value of the Advanced Subscription Agreements (see Note 5).

The holders of the ASAs had the following rights:

Automatic Conversion Feature

Upon issuance of the ASAs, the occurrence of either a Series C round financing or share sale triggering a change of control, the principal will automatically convert at an amount equal to 75.0% of the share price paid by the investors in the financing, but not exceed the valuation cap of £8.26 per share ($11.29 per share at December 31, 2020) for certain investors who participated in the ASA. If neither the Series C round financing or any share sale triggering a change of control has occurred by December 31, 2020 (the “Long Stop Date”), the principal will automatically convert into common shares of the Company at a prevailing price of £4.54 per common share ($6.20 per share at December 31, 2020).

During the year ended December 31, 2020, the Company agreed with all but eleven of the ASA participants to extend the Long Stop Date for the issue of their shares to July 31, 2021. Those participants who did not agree to an extension were issued ordinary shares of Legacy Wejo on December 31, 2020 based on the conversion of the original Long Stop Date, which were then converted into 178,583 common shares of the Company in connection with the Business Combination. On July 31, 2021, all outstanding ASAs converted into ordinary shares of Legacy Wejo, which were converted into 1,053,273 common shares of the Company in connection with the Business Combination.

13. Convertible Loans (As Restated)

In July 2020, the Company executed a convertible loan agreement under which certain persons agreed to make convertible loans to the Company amounting to an aggregate of $12.6 million (the “Convertible Loan Agreement”). In November 2020 and December 2020, the Company received additional convertible loans under the Convertible Loan Agreement for an aggregate principal amount of $0.1 million and $14.1 million, respectively. Between January and April 2021, the Company issued additional convertible loans with an aggregate principal amount of $20.9 million (such amounts, together with the other loan amounts under the Convertible Loan Agreement, the “Convertible Loans”), $4.8 million of which was issued through the conversion of accounts payable and recognition of prepaid revenue share costs with a related party (see Note 24).

The Convertible Loans bear interest at a fixed rate of 8.0% per annum until the earlier of July 21, 2023 (the “Maturity Date”) or the date on which they are redeemed or converted. Upon the Maturity Date, the Convertible Loans convert into the most senior class of shares in the Company at a price per share equal to 60.0% of the lowest price per share paid by an investor in the then most recent equity financing, subject to cap on the price per share at which the Loans convert into shares in the Company, determined by dividing a valuation cap for the Company of £206.5 million by the number of shares comprising the Company’s fully diluted share capital at the relevant time (the “Valuation Cap”).

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

In the event of an equity financing round that is not a Qualified Financing (“Non-Qualified Financing”), holders of the majority of the Convertible Loans then outstanding (excluding the single largest holder of the Convertible Loans) have the option to convert all the outstanding principal and unpaid interest of the Convertible Loans into the most senior class of shares with identical rights and preferences as attached to, and with the same obligations as, the securities issued to the investors in the Non-Qualified Financing (including any warrants, options, bonus shares or other economic rights made available to investors in such Non-Qualified Financing) at a price per share equal to 60.0% of the lowest price per share paid by an investor in the Non-Qualified Financing, subject to the Valuation Cap.

Upon a change of control in the Company, sale of all or substantially all of the group’s undertaking and assets, or an admission of all or any of the Company’s shares or securities to trading on certain exchanges (each, an “Exit”), the Convertible Loans will convert into the most senior class of shares in the Company in issue at the time of the Exit where: (i) a lender would receive a greater amount as cash consideration on an Exit for the sale of the shares that are issued to it on conversion of its Loan than it would otherwise receive had it been repaid its Loan with a redemption premium equal to 100% of the principal amount outstanding (the “Redemption Premium”); or the Lenders would receive any non-cash consideration for the sale of such shares (unless the single largest holder of the Convertible Loans (in respect of its Convertible Loan) or a majority the other lenders (in respect of the remaining loans) elect to redeem their loans), in each case at a price per share equal to 60.0% of the lowest price per share paid by an investor in the then most recent equity financing, subject to the Valuation Cap.

Upon an event of default, including failure to comply with the Company’s payment and other obligations under the Convertible Loans, the outstanding principal and accrued interest, together with the Redemption Premium, becomes due and payable. Rather than allow their Convertible Loans to convert on whichever applies of: (i) the Maturity Date, (ii) the date of a Qualified Financing, Non-Qualified Financing, or (iii) an Exit, a majority of the lenders (in respect of the remaining loans) may elect to receive repayment of their Convertible Loans together with the Redemption Premium.

The Convertible Loans are not voluntarily redeemable or prepayable at the election of the Company — redemption or prepayment of the Convertible Loans requires the prior written consent of each Lender.

The Company assessed whether an immediate beneficial conversion feature (“BCF”) existed with regards to the conversion option upon maturity at each issuance of the Convertible Loans. A beneficial conversion feature exists when convertible instruments are issued with an initial “effective conversion price” that is less than the fair value of the underlying share. The Company determined that there was a BCF associated with such conversion feature upon issuance of the December 2020 Convertible Loans, January 2021 Convertible Loans and April 2021 Convertible Loans, respectively, and recorded a total BCF of $10.0 million, $19.6 million and $11.7 million to additional paid-in capital on the Consolidated Balance Sheet, representing the intrinsic value of the in-the-money portion of the conversion option upon maturity, with an offsetting reduction to the carrying amount of the December 2020 Convertible Loans, January 2021 Loans and April 2021 Loans as a debt discount upon issuance.

The Company concluded that the conversions in the event of a Qualified Financing and Non-Qualified Financing represented redemption features and, along with the redemption features upon an Exit and an event of default, each met the definition of embedded derivative that was required to be accounted for as a separate unit of accounting (see Note 4).

The Company recorded the combined issuance-date fair value of the derivative liabilities of $20.3 million as a derivative associated with the December 2020 Convertible Loans. The offsetting debt discount is limited to the proceeds allocated to the December 2020 Convertible Loans. After reducing the carrying value of the December 2020 Convertible Loans by the BCF of $10.0 million and debt issuance costs of $0.5 million, the issuance-date fair value of the derivative liabilities associated with the December 2020 Convertible Loans exceeded its allocated proceeds by $16.0 million. As a result, the carrying value of the December 2020 Convertible Loans was reduced to zero and a loss on issuance of $16.0 million was recorded on the Consolidated Statements of Operations and Comprehensive Loss.

The Company recorded combined issuance-date fair value of the derivative liabilities of $42.6 million as a derivative associated with the January 2021 Convertible Loans and April 2021 Convertible Loans. The offsetting debt discount is limited to the proceeds allocated to the January 2021 Convertible Loans and April 2021 Convertible Loans. After reducing the carrying value of the January 2021 Convertible Loans and April 2021 Convertible Loans by the BCF of $31.3 million and debt issuance costs of $1.0 million, the issuance-date fair value of the derivative liabilities associated with the January 2021 Convertible Loans and April 2021 Convertible Loans exceeded its allocated proceeds by $54.0 million. As a result, the carrying value of the January 2021 Convertible Loans and April 2021 Convertible Loans were reduced to zero and a loss on issuance of $54.0 million was recorded on the Consolidated Statements of Operations and Comprehensive Loss.

The discounted carrying amount of the Convertible Loans is accreted to the mandatory redemption amount, equal to the aggregate of the principal, accrued interest, and Redemption Premium, through the stated redemption date of July 21, 2023.

As of December 31, 2020, the fair value of the derivative liability was $39.8 million, with the change of $11.1 million being recorded as a loss on the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2020. As of December 31, 2020, the value of the Convertible Loans, measured at amortized cost, was $6.1 million, inclusive of a debt discount of $20.7 million, and was classified as a long-term liability on the Company’s Consolidated Balance Sheets.

The derivative liability and Convertible Loans were extinguished on November 18, 2021 and converted into ordinary shares of Legacy Wejo, which were then converted into 10,460,460 common shares of the Company as a result of the Business Combination which was deemed to be a Qualified Financing. A loss on extinguishment on the Convertible Loans of $25.6 million was recognized on the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021. The change in the fair value of derivative liability was recorded as a gain of $12.9 million in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021. The accretion of amortized cost of $3.6 million and $1.1 million was recorded in interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020, respectively.

14. Long-term Debt, Net of Unamortized Debt Discount and Debt Issuance Costs

In April 2021, the Company entered into a Loan Note Instrument Agreement in which it issued Secured Loan Notes in a principal amount of $21.5 million that bear interest at a fixed per annum rate of 9.2% until their maturity date in April 2024. Pursuant to the agreement, the Company had the option to issue further notes in a principal amount of up to $21.5 million. In April 2021, the Company used $10.8 million of the proceeds to repay its outstanding debt balance and fees owed to GM under the credit facility (see Note 24).

The maturity date is three years after the issuance date. The maturity may be extended for a one-year period if the Company and the noteholders holding at least 66.66% of the Secured Loan Notes outstanding deliver written notice to noteholders for extension. The principal on the Secured Loan Notes will be paid at maturity, or upon an early redemption. The first interest payment of $2.0 million was due no later than six business days after the issue date for the period commencing on the issue date up to but excluding the first anniversary of the issue date. The first-year prepaid interest payment was treated as a discount to the debt. Thereafter, interest payments are due monthly until the Secured Loan Notes are repaid.

Pursuant to an amendment and consent agreement dated July 23, 2021, the Company has the option to issue further Secured Loan Notes in a principal amount of up to $21.5 million with the consent of the majority noteholders.

On July 26, 2021 and October 27, 2021, the Company issued an additional $10.0 million and $7.5 million of Secured Loan Notes that bears interest at a fixed per annum rate of 9.2% until their maturity date on April 21, 2024. These were treated as a modification to the long-term debt. The principal on the Secured Loan Notes will be paid at maturity, or upon an early redemption. The first-year prepaid interest payment was treated as a discount to the debt. Thereafter, interest payments are due monthly until the Secured Loan Notes are repaid. The first interest payment of $1.0 million was due no later than six business days after the issue date for the period commencing on the issue date up to but excluding the first anniversary of the issue date.

As of December 31, 2021, the carrying value of the Secured Loan Notes consisted of $39.0 million principal outstanding, less the unamortized debt discount of $4.9 million and the unamortized debt issuance costs of $0.4 million. The debt discount and the debt issuance costs are being accreted to interest expense through the remaining term of the modified debt agreement using the interest method. Interest expense relating to the term Secured Loan Notes for the year ended December 31, 2021 was $2.5 million. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan costs. At December 31, 2021, the effective interest rate was 14.77%.

The Company’s scheduled future principal payments for the Secured Loan Notes are as follows (in thousands):

Year Ended December 31,
2024	$39,000
Less: unamortized discount and issuance costs	(5,295)
Carrying value of long-term debt	$33,705

15. Warrants

Public Warrants

The Company has 11,500,000 outstanding Public Warrants to purchase an aggregate of 11,500,000 shares of the Company’s common share. There were no Public Warrants exercised during the year ended December 31, 2021.

The Company accounts for its outstanding Public Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Public Warrants do not meet the criteria for equity treatment thereunder. As such, each Public Warrants must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of warrant liability in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Each Public Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants are exercisable 30 days after the completion of the Business Combination, subject to certain conditions, including that the Company has an effective registration statement under the Securities Act covering the common shares issuable upon exercise of the Public Warrants. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption for cash or for common shares under certain circumstances.

The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.

Legacy Wejo Warrants

Legacy Wejo has issued equity instruments in the form of warrants issued in connection with the allotment of common shares to investors since 2015 to 2018 (the “Legacy Wejo Warrants”). There were no issuances of Legacy Wejo Warrants during the years ended December 31, 2021 and 2020. As of December 31, 2020 there were 2,696,120 outstanding Legacy Wejo Warrants, of which 2,328,206 were exercisable as of December 31, 2020 and 368,074 were only exercisable upon (i) the sale of the whole business or assets of the Company; (ii) a takeover of the Company by an outside source; or (iii) the first occasion on which common shares in the capital of the Company are permitted to be traded or dealt in on a relevant market (“Exercisable Event”). The 2,328,206 Legacy Wejo Warrants exercisable as of December 31, 2020 and the 368,074 Legacy Wejo Warrants exercisable upon an Exercisable Event had a weighted-average exercise price of $3.03 and $2.98 per Legacy Wejo Warrants, respectively.

Activity of warrants during the year ended December 31, 2021 is as follows:

	Public Warrants	Legacy Wejo Warrants	Total Warrants
Outstanding as of December 31, 2020	—	2,696,120	2,696,120
Issued as part of the Merger	11,500,000	—	11,500,000
Exercised	—	(2,696,120)	(2,696,120)
Total warrants outstanding as of December 31, 2021	11,500,000	—	11,500,000

On November 18, 2021, certain Legacy Wejo Warrants holders exercised their warrants on a net basis, and as a result, were exchanged for shares of Legacy Wejo and were ultimately exchanged for an aggregate of 1,967,193 common shares of the Company as part of the Business Combination.
16. Exchangeable Right Liability

The Company has 6,600,000 outstanding Exchangeable Rights to purchase an aggregate of 6,600,000 shares of the Company’s common shares. There were no Exchangeable Rights exercised during the year ended December 31, 2021.

The Company accounts for the Exchangeable Rights in accordance with ASC 815-40 and determined that the Exchangeable Rights do not meet the criteria for equity treatment thereunder. As such, the Exchangeable Rights must be recorded as a liability and are subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of exchangeable right liability in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Each Exchangeable Right entitles the holder to exchange one Exchangeable Right for one of the Company’s common shares at an exercise price of $11.50 per share, subject to adjustment, or cash, at Wejo Bermuda’s option. The Exchangeable Rights cannot be exercised until 12 months after the issuance thereof, which occurred in connection with the closing of the Business Combination on November 18, 2021. Thereafter, it can be exercised at any time up until the fifth year following the close of the Business Combination.

The exercise price and number of common shares issuable upon exercise of the Exchangeable Rights may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.

Activity of the Exchangeable Rights during the year ended December 31, 2021 is as follows:

Exchangeable Rights liability
Outstanding as of December 31, 2020	—
Issued as part of the Business Combination	6,600,000
Exercised	—
Outstanding as of December 31, 2021	6,600,000

17. Shareholders' Equity (Deficit)

On November 18, 2021 (the “Closing Date”), the Company’s common share began trading on the NASDAQ under the symbol “WEJO.” As discussed in Note 3, the Company has retroactively adjusted the Legacy Wejo shares issued and outstanding prior to November 18, 2021 to give effect to the Exchange Ratio to determine the number of shares of common stock into which they were exchanged into the Company’s common stock.

Rollover Equity

Prior to the Business Combination, Legacy Wejo had three classes of stock: Ordinary, B Ordinary and A Ordinary shares. The rights of the holders of Legacy Wejo Ordinary and B Ordinary shares were identical. There were no outstanding shares of A Ordinary shares, from an accounting perspective, until the Business Combination was completed. See Note 18 for outstanding options to purchase A Ordinary shares.

At the Closing Date of the Business Combination, each outstanding share of Legacy Wejo’s Ordinary, B Ordinary and A Ordinary shares converted into common stock of the Company at the Exchange Ratio, resulting in 65,625,896 shares of common stock issued for consideration of all outstanding Legacy Wejo shares which includes the shares issued from conversion of Advanced Subscription Agreements (Note 12), convertible loan notes (Note 13) and exercise of Legacy Wejo Warrants (Note 15).

On November 18, 2021, the closing date of the Business Combination, the Company issued 15,474,309 shares of common stock to acquire 100% of Virtuoso’ s outstanding common stock. Concurrently with the execution and delivery of the certain agreement and Plan of Merger, the PIPE investors entered into the PIPE subscription agreements, pursuant to which the PIPE investors purchased an aggregate of 12,850,000 shares of Company common stock at a purchase price per share of $10.00.

18. Share-Based Compensation

Enterprise Management Incentive Plan

In 2013, Legacy Wejo established the Enterprise Management Incentive Plan (the “EMI Plan”) in order to issue equity awards to its employees and directors in the form of options to purchase either Ordinary or A Ordinary shares of Legacy Wejo as a means to secure the benefits arising from capital share ownership. EMI Plans are tax-advantaged employee share option schemes designed for small and medium-sized companies in the UK. The purposes of the EMI Plan are to promote the long-term financial interests and growth by attracting, retaining and motivating participants by means of growth-related equity incentives to achieve long term goals and to align the interests of the participants under the EMI Plan with those of the shareholders of Legacy Wejo through opportunities for share-ownership in the Company.

The EMI Plan was administered by Legacy Wejo’s Board and each option granted thereunder was set forth in writing in an option agreement, duly executed by the Company and, to the extent required by law or requested by the Company, by the participant. The exercise prices, vesting and other restrictions were determined by Legacy Wejo’s Board, except that the exercise price per share had to be at least equal to the lesser of the fair market value (“FMV”) per share of ordinary share on the option grant date or £0.00001. Shares reserved for issuance that were cancelled or terminated without having been exercised were to again be available for issuance under the EMI Plan. As of December 31, 2018, the Company failed to meet the EMI gross assets requirement as its gross assets exceeded £30.0 million ($41.0 million at December 31, 2020), and therefore, no longer qualified to issue options under the EMI Plan.

Under the EMI Plan, Legacy Wejo granted Employee Share Options to purchase Ordinary and A Ordinary shares that only vest and become exercisable upon (i) the sale of the whole business or assets of Legacy Wejo; (ii) a takeover of Legacy Wejo by an outside source; or (iii) the first occasion on which ordinary shares in the capital of Legacy Wejo are permitted to be traded or dealt in on a relevant market Exercisable Event. These events were not determined to be probable of occurring as of December 31, 2020. As such, Legacy Wejo has not recognized any compensation costs related to the awards as of December 31, 2020. On November 18, 2021, the Business Combination occurred and the share-based compensation expenses were fully recognized immediately.

A summary of the changes in Employee Share Options issued under the EMI Plan as of the year ended December 31, 2021 are as follows:

Options to purchase A Ordinary shares	Number of Options Outstanding	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,133,989	$0.07	7.7	$12,434
Granted	—	$—
Exercised	(2,103,951)	$0.07
Forfeited	(30,038)	$0.07
Outstanding at December 31, 2021	—	$—	—	$—
Exercisable at December 31, 2021	—	$—	—	$—

Options to purchase Ordinary Shares	Number of Options Outstanding	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	31,155	$4.76	2.0	$82
Granted	—	$—
Exercised	(31,155)	$4.76
Forfeited	—	$—
Outstanding at December 31, 2021	—	$—	—	$—
Exercisable at December 31, 2021	—	$—	—	$—

The Company did not grant any options under the EMI Plan during the years ended December 31, 2021 and 2020.

Articles of Association

Subsequent to December 31, 2018, Legacy Wejo issued options to purchase Legacy Wejo A Ordinary shares under its Articles of Association, as it no longer qualified to issue options under the EMI Plan. The options issued under the Articles of Association also only became exercisable upon an Exercisable Event, but unlike the options issued under the EMI Plan which expire 10 years after issuance, the options issued under the Articles of Association did not have an expiration date.

Options to purchase A Ordinary shares	Number of Options Outstanding	Weighted Average Strike Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	13,562,995	$0.11	$72,843
Granted	54,519	$0.08
Exercised	(13,569,609)	$0.11
Forfeited	(47,905)	$0.09
Outstanding at December 31, 2021	—	$—	$—
Exercisable at December 31, 2021	—	$—	$—

The weighted average grant-date fair value of share options to purchase A Ordinary shares granted by Legacy Wejo was $9.48 and $0.02 per share during the years ended December 31, 2021 and 2020, respectively.

The intrinsic value of the options exercised during the year ended December 31, 2021 was $148.0 million. No options were exercised during the year ended December 31, 2020.

As of December 31, 2020, there was $8.6 million of unrecognized compensation cost related to options issued collectively under the EMI Plan and Articles of Association. The unrecognized compensation cost was fully recognized upon completion of the Business Combination on November 18, 2021.

2021 Equity Incentive Plan

In November 2021, the Company’s board of directors adopted, and the Company’s shareholders approved, the 2021 Equity Incentive Plan, or the “2021 Plan.” The 2021 Plan allows the compensation and leadership development committee to make share-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).

The Company initially reserved 14,092,530 of its common shares for the issuance of awards under the 2021 Plan. On the first day of each fiscal year of the Company during the term of the 2021 Plan, commencing on January 1, 2022 and ending on January 1, 2031, the aggregate number of common shares that may be issued under the 2021 Plan shall automatically increase by a number equal to the lesser of (i) 3% of the total number of common shares actually issued and outstanding on the last day of the preceding fiscal year and (ii) a number of common shares determined by the Board.

Options under the 2021 Plan

During the year ended December 31, 2021, the Company granted options to purchase 2,456,102 common shares to employees under its 2021 Plan. The options issued under the 2021 Plan become exercisable in one-third increments on each of the first three anniversaries of the grant date subject to satisfaction of a service condition and expire 10 years after issuance.

Options to purchase common share	Number of Options Outstanding	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	—	$—	—	$—
Granted	2,456,102	$11.04
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2021	2,456,102	$11.04	9.9	$—
Exercisable at December 31, 2021	—	$—	—	$—

The weighted average grant-date fair value of share options granted by the Company was $5.00 per share during the year ended December 31, 2021.

As of December 31, 2021, there was $11.8 million of unrecognized compensation cost related to options to purchase common shares of the Company, which is expected to be recognized over a weighted-average period of 2.9 years.

    Restricted Share Units under the 2021 Plan

On November 19, 2021, the Company granted 4,227,759 RSUs under the 2021 Plan.

The Company granted 939,502 RSUs to one director were fully vested upon grant, and his share-based compensation expense of $10.7 million was immediately recognized in the general and administrative expenses during the year ended December 31, 2021. The Company shall pay to the director 469,751 RSUs on each of the first two anniversaries of the grant date. Those RSUs were not settled by issuance of common shares as of December 31, 2021.

The Company granted 2,818,506 RSUs in the aggregate to a director and an executive director, 50% of those RSUs shall vest on the 18-month anniversary of the grant date with the balance of the RSUs vesting on the 30-month anniversary of the grant date. As there is no substantive service condition for the 2,818,506 RSUs from accounting perspective, the share-based compensation expense of $32.1 million was immediately recognized in the general and administrative expenses during the year ended December 31, 2021.

There is a service condition for 469,751 RSUs issued to one executive director. One third of the RSUs will vest on each of the first, second and third anniversaries of grant date. As of December 31, 2021, there was $5.1 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.9 years.

	Number of Units Outstanding	Weighted Average Fair Value Per Unit
Outstanding at December 31, 2020	—	$—
Granted	4,227,759	$11.38
Vested	(939,502)	$11.38
Forfeited	—	$—
Outstanding at December 31, 2021	3,288,257	$11.38

Share Option Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of the options to purchase A ordinary shares of Legacy Wejo issued during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Expected term (in years)	0.0	2.0
Expected volatility	72.6%	79.5%
Risk-free interest rate	0.1%	(0.1)%
Expected dividend yield	—%	—%
Underlying fair value of Ordinary share	$9.56	$0.05

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of the options under the 2021 Plan issued during the year ended December 31, 2021:

Year Ended December 31, 2021
Expected term (in years)	6.0
Expected volatility	46.4%
Risk-free interest rate	1.3%
Expected dividend yield	—%
Underlying fair value of Ordinary share	$11.04

Share-based Compensation Expense

Share-based compensation expense recorded is as follows (in thousands):

	Year Ended December 31,
	2021	2020
General and administrative	$46,029	$—
Sales and marketing	3,218	—
Technology and development	2,718	—
Cost of revenue	351	—
Total	$52,316	$—

19. Income Taxes

Loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
		(As Restated)[1]
Foreign (United States)	$1,186	$(401)
Foreign (Other)	(23,191)	(3)
United Kingdom	(195,416)	(59,874)
Total	$(217,421)	$(60,278)
______________________
1 See Note 2

	Year Ended December 31,
	2021	2020
Current Provision:
United Kingdom	$—	$—
Foreign (United States)	357	—
Foreign (Other)	—	—
Total	$357	$—
Deferred Provision (Benefit):
United Kingdom	$—	$—
Foreign (United States)	—	—
Foreign (Other)	—	—
Total	$—	$—
Total Provision (Benefit) for Income Taxes	$357	$—

A reconciliation of income tax expense computed at the statutory UK income tax rate to income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2021	2020
		(As Restated)[1]
Income taxes at UK statutory rate	19.0%	19.0%
Permanent differences	(7.0)%	(6.6)%
Foreign Rate Differential	(2.0)%	—%
Impact of tax rate change	5.9%	—%
Deferred true-up	(1.9)%	—%
Change in valuation allowance	(14.3)%	(12.4)%
Others	0.2%	—%
Effective income tax rate	(0.2)%	—%
______________________
1 See Note 2

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$55,862	$25,105
Others	437	—
Net Deferred Tax Assets	56,299	25,105
Valuation allowance	(55,261)	(22,511)
Net Deferred Tax Asset	1,038	2,594
Deferred Tax Liabilities
Depreciation	(194)	(86)
Amortization	(40)	(201)
Debt discount	—	(1,747)
Cash to Accrual - Section 481(a) Adjustment[1]	(804)	—
Others	—	(560)
Net Deferred Tax Liability	(1,038)	(2,594)
Net Deferred Tax Assets (liability)	$—	$—
_____________________

1 Note in 2020 the accrual to cash adjustment was included as part of "other" category.

As of December 31, 2021 and 2020, the Company had UK net operating loss carry forwards of approximately $212.4 million and $98.1 million, respectively, that can be carried forward indefinitely.

As of December 31, 2021 and 2020, the Company had U.S. Federal net operating loss carry forwards of approximately $4.3 million and $23.2 million, respectively, that can be carried forward indefinitely.

As of December 31, 2021 and 2020, the Company had U.S. State net operating loss carry forwards of approximately $2.3 million and $23.0 million, respectively, that begin to expire in 2038.

Utilization of the U.S. federal and state net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with such a study. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Valuation allowance at beginning of year	$22,511	$16,797
Increases recorded to income tax provision	31,003	7,461
Increase (decrease) recorded to APIC	1,747	(1,747)
Valuation allowance at end of year	$55,261	$22,511

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2021 and 2020, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020.

The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2021 and 2020.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

The Company and its subsidiaries file income tax returns in the UK, U.S., and other foreign jurisdictions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities, if such tax attributes are utilized in a future period. Accordingly, all the tax years from 2018-2021 are open for audit in the UK.

20. Net Loss Per Share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
		(As Restated)[1]
Numerator:
Net loss	$(217,778)	$(60,278)
Net loss attributable to ordinary shareholders - basic and diluted	$(217,778)	$(60,278)
Denominator:
Weighted-average number of common shares used in net loss per share - basic and diluted	43,553,504	36,285,113
Net loss per share - basic and diluted	$(5.00)	$(1.66)
______________________
1 See Note 2

The Company’s potentially dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to shareholders is the same. The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Public Warrants to purchase common shares	11,500,000	—
Restricted stock units	4,227,759	—
Options to purchase common shares	2,456,102	2,165,144
Earn-out shares	6,000,000	—
Exchangeable right liability (Note 16)	6,600,000	—
Warrants to purchase common shares	—	2,696,269
	30,783,861	4,861,413

The Company also had Convertible Loan Notes outstanding as of the year ended December 31, 2020 and ASAs outstanding as of the year ended December 31, 2020, each of which could have obligated the Company to issue common shares upon the occurrence of various future events at prices and in amounts that were not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the year ended December 31, 2020, the Company has excluded these instruments from the table above and the calculation of diluted net loss per share. These instruments were converted into shares of Legacy Wejo, and were ultimately converted into common stock of the Company in connection with the Business Combination (see Note 3).

21. Employee Benefit Plans

In the UK, the Company makes contributions into salary sacrifice pensions on behalf of its employees. The Company paid $0.2 million and $0.2 million, during the years ended December 31, 2021 and 2020, respectively, into such plan.

In the U.S., the Company makes contributions into a defined contribution plan on behalf of its employees, which was established in the first quarter of 2021. The Company paid $0.1 million during the year ended December 31, 2021 into such plan.

22. Commitments and Contingencies

Commitments with Vendors

The Company is party to software and cloud hosting agreements to meet the demands of its customers in various marketplaces. The remaining payments for these services are as follows:

2022	$7,070
2023	20,393
2024	8,000
2025	8,000
2026	103,839
Total	$147,302

The Company considers that the actual usage and hence costs will be greater than the required payments.

Legal Proceedings

With respect to all legal, regulatory and governmental proceedings, and in accordance with ASC 450-20, Contingencies—Loss Contingencies, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the estimated amount of loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and the Company is able to determine an estimate of the amount of possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, the Company discloses the estimate of the amount of possible loss or range of loss. However, the Company in some instances may be unable to estimate an amount of possible loss or range of loss based on the significant uncertainties involved in, or the preliminary nature of, the matter, and in these instances the Company will disclose the nature of the contingency and describe why the Company is unable to determine an estimate of possible loss or range of loss.

From time to time, the Company may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of its business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. In January 2021, the Company settled a proceeding in which it was obligated to pay $4.0 million in connection with a license agreement. This amount was recorded in accrued liabilities during the year ended December 31, 2019 when the claim was issued and deemed probable. The claim was covered under the Company’s insurance policy and the Company has recorded a receivable in other assets on the Consolidated Balance Sheet related to the insurance receivable of $4.0 million as of December 31, 2020.

On April 1, 2021, Arma Partners LLP (“Arma”), filed a lawsuit against the Company in the Royal Courts of Justice, London, England, under Claim Number CL 2021-00201 and amended the claim on December 23, 2021. In the lawsuit, Arma claim a declaration from the Court that Arma is entitled to remuneration arising from a successful acquisition of Legacy Wejo, and certain fundraising events that occurred during 2021 and 2020. As of December 31, 2021, the maximum damages claimed by Arma was approximately $16.0 million. Arma’s claim is disputed and is being defended in its entirety. The Company believes it has valid defenses; however, it is reasonably possible that a loss will result from the Claim which could be material to our consolidated financial statements. No accrual has been made in the above matter as the determination is that a loss is not probable as of December 31, 2021 nor can a loss be reasonably estimated.

The Company does not believe there are any other pending legal proceedings that will have a material impact on the Company’s consolidated financial statements and did not have contingency reserves established for any liabilities as of December 31, 2021 and December 31, 2020.

Lease Agreements

As of December 31, 2021, the Company’s corporate headquarters are located in Manchester, UK. The lease will expire in April 2026.

The Company recorded rent expense totaling $1.0 million and $0.5 million for years ended December 31, 2021 and 2020, respectively. Future minimum lease payments as of December 31, 2021 are as follows (in thousands):

2022	975
2023	920
2024	948
2025	1,029
2026	529
Total minimum lease payments	$4,401

23. Restructuring

On April 21, 2020, Management committed to a restructuring plan in response to the changes in business and economic conditions arising as a result of the COVID-19 pandemic. The plan was designed to support the Company’s long-term financial resilience, simplify its operations, strengthen its competitive positioning and better serve its customers. As a result of the plan, the Company recognized restructuring charges of $0.1 million, $0.1 million, $0.2 million, and $0.1 million in Cost of revenue, Technology and development, Sales and marketing, and General and administrative, respectively, in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2020.

Restructuring costs recognized and paid during the year ended December 31, 2020 included the following (in thousands):

Severance payments	$409
Legal costs	13
Office closure and relocation	3
$425

As part of the restructuring plan, the Company issued 7,748,739 options to purchase A Ordinary Shares during the year ended December 31, 2020 with a grant date fair value of $0.3 million. Due to the options only vesting and becoming exercisable upon an Exercisable Event, no share-based compensation expense was recognized during year ended December 31, 2020. See Note 18 for information on share-based compensation. The unrecognized compensation cost of less than $0.1 million was recognized upon the Business Combination during the year ended December 31, 2021.

24. Related Party Transactions

General Motors

The Company is party to a (i) Data Sharing Agreement, dated December 21, 2018 (see Note 10), (ii) Advanced Subscription Agreement, dated December 13, 2019 (see Note 12) and (iii) Convertible Loan Agreement, dated July 21, 2020 (see Note 13), with GM. GM currently holds more than 5.0% of the Company’s equity.

Pursuant to the terms of the Data Sharing Agreement, the Company and GM share fees with respect to data licenses that support the opportunities for licensing of connected vehicle data. During the years ended December 31, 2021 and 2020, the Company recorded $3.5 million and $2.4 million, respectively, as a reduction to revenue, net on the Consolidated Statements of Operations and Comprehensive Loss for revenue sharing amounts owed to GM.

Pursuant to the terms of the GM Credit Facility, GM loaned $10.0 million to the Company in 2020, at an interest rate of 12.0%. The initial term of the GM Credit Facility was three months. In July 2020, the Company had a debt restructuring that modified the facility to extend the term until December 31, 2021. In April 2021, the Company repaid its outstanding debt balance and fees of $10.8 million owed to GM. As of December 31, 2020, the loan principal was recorded to debt to related parties on the Consolidated Balance Sheets and accrued interest of $1.0 million was recorded to accrued expenses and other current liabilities. Interest expense of $0.4 million and $1.0 million was recorded on the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020, respectively.

In April 2021, as part of the Convertible Loan Agreement (see Note 13), the Company issued additional Convertible Loans to GM in the sum of £3.5 million ($4.8 million) through the settlement of accounts payable of $2.9 million and recognition of prepayment of $1.9 million. The Convertible Loans issued in April 2021 have the same terms as the Loans issued during the year ended December 31, 2020 (see Note 13).

As of December 31, 2021 and December 31, 2020, the Company had $1.5 million and $2.8 million, respectively, recorded to Accounts payable on the Consolidated Balance Sheets for amounts owed to GM.

Chief Executive Officer

The Chief Executive Officer (“CEO”) of the Company currently holds more than 5.0% of the Company’s equity. The CEO also serves as an executive director of another company that entered into a service agreement with the Company, dated March 20, 2020, under which the company agreed to provide certain proof of concept analysis and autonomous vehicle simulation services to the Company. The Company recognized $0.6 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively, for professional and capital raising services rendered by that provider on behalf of the Company.

Chairman of the Board of Directors

The Chairman of our Board of Directors also serves as a non-employee director of two other companies. The Company and one of the companies entered into two service agreements dated February 12, 2020 and December 1, 2020 under which the company agreed to provide certain consulting and related services to the Company, which services were not provided by the Chairman. Pursuant to the terms of the agreement, the Company recognized $0.5 million and $0.3 million in fees during the years ended December 31, 2021 and 2020, respectively, for professional services rendered by the company.

Director of the Board of Directors

A company that is controlled by a director, entered into a Consultancy Agreement, dated May 12, 2016, under which such director provided certain consulting and related services to the Company. Pursuant to the terms of the Consultancy Agreement, the Company recognized $0.8 million and $0.6 million of expenses for the years ended December 31, 2021 and 2020, respectively, for professional and capital raising services rendered on behalf of the Company. Upon completion of the Business Combination, this agreement was effectively terminated.

Apollo

On November 10, 2021, Apollo and the Company entered into the Forward Purchase Agreement described in Note 7 -Forward Purchase Agreement. Under that agreement, Apollo entered into an equity prepaid forward transaction in which it acquired up to 7.5 million shares of Virtuoso Class A common stock at $10 per share, which, following the closing of the Business Combination, were exchanged to and represented more than 5% of the Company’s outstanding common stock. As of December 31, 2021, Apollo holds 7.2 million shares of the Company’s common stock.

25. Subsequent Events

On February 14, 2022, the Company entered into the CFPI Stock Purchase Agreement and a Registration Rights Agreement with CFPI. Pursuant to the CFPI Stock Purchase Agreement, the Company has the right to sell to CFPI up to the lesser of (i) $100,000,000 of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the term of the CFPI Stock Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to CFPI under the CFPI Stock Purchase Agreement more than 18,780,646 shares of common stock, which number of shares is equal to 19.99% of the shares of the common stock outstanding immediately prior to the execution of the CFPI Stock Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). As consideration for CFPI’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the CFPI Stock Purchase Agreement, upon execution of the CFPI Stock Purchase Agreement, on February 14, 2022, the Company issued 715,991 shares of its common stock to CFPI.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 because of material weaknesses in our internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in our internal control over financial reporting as of December 31, 2021. These material weaknesses were consistent with the material weaknesses previously disclosed in our Registration Statement on Form S-1 and Quarterly Report on Form 10-Q/A, both filed with the SEC on December 17, 2021, as of and for the three and nine month periods ended September 30, 2021 and as of and for the year ended December 31, 2020. Specifically, these material weaknesses relate to the insufficient design and implementation of processes and controls over financial reporting, including inadequate oversight, review and testing of the work performed by the Company’s third-party specialists and to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP. We have concluded that these material weaknesses arose because we did not have the necessary processes, systems, personnel and related internal controls in place. As a result of our lack of accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP, the errors were not identified and corrected in a timely manner. As discussed in greater detail under the caption entitled “Remediation Efforts” below, we are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the identified material weaknesses. At the time of filing this Comprehensive Annual Report on Form 10-K, these material weaknesses have not been remediated.

Our management performed a comprehensive review of the errors and the underlying data to assess the materiality and the possibility of a further misstatement. We are continuing to develop and implement our remediation plan to strengthen the effectiveness of the design and operation of our internal control environment as discussed in greater detail under the caption entitled “Remediation Efforts” below. Accordingly, management believes that the financial statements included in this Comprehensive Annual Report on Form 10-K present fairly, in all material respects, our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Shareholders’ Equity (Deficit), and Consolidated Statements of Cash Flows for the periods presented.

Remediation Efforts

We have taken certain measures to remediate the material weaknesses described above. We have appointed key finance and technical U.S. GAAP accounting resources, including a Chief Financial Officer (in March 2021), a Corporate Controller (in August 2021) and a Head of Financial Reporting (in September 2021), all of which have public company U.S. GAAP financial reporting experience, and we continue to hire additional personnel with strong accounting, internal control, and SOX implementation experience. We have engaged third-party specialists to assist in our remediation efforts, including the design and establishment of processes and controls over financial reporting, the selection and implementation of upgraded financial reporting systems, and the design of our finance organization to identify additional finance and technical U.S. GAAP accounting resources we need to support effective internal controls. Management have initiated a remediation project during the first quarter of 2022 to address the control deficiencies identified in the business processes. This project entails assisting the business functions with the remediation of their control deficiencies, ensuring that adequate management action is taken and supporting evidence is maintained to prove the operating effectiveness of the remediated controls. Control owners are being educated on the principles and requirements of each control as well as the requisite accountabilities within each of the business processes. Upon completion of the remediation project, the remediated controls will be tested by us and our third-party specialist to ensure that they are operating effectively. We hope to achieve significant progress in strengthening the internal control environment during 2022 through this remediation project and testing thereafter. At this time, we cannot anticipate when we would be able to complete a full remediation or whether we would be able to avoid the identification of additional material weaknesses in the future. We expect to incur a significant amount of costs to execute the various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

While management is working to remediate the material weaknesses, there is no assurance that these remediation efforts, when economically feasible and sustainable, will successfully remediate the identified material weaknesses or that the controls implemented will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business. In contrast, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent
1

or identify irregularities or errors or to facilitate the fair presentation of our financial statements. Unless and until these material weaknesses have been adequately remediated, or should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in the Company’s interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common shares. We cannot provide assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This Comprehensive Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.
2

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table identifies our directors as of March 28, 2022:

Name	Age	Position
Richard Barlow	43	Chief Executive Officer and Director
Lawrence Burns	70	Director
Samuel Hendel	40	Director
Timothy Lee	71	Director
Alan B. Masarek	61	Director
John T. Maxwell	57	Chief Financial Officer and Director
Diarmid Ogilvy	51	Director
Ann M. Schwister	54	Director

Richard Barlow

Richard Barlow serves as the Chief Executive Officer and a Director at Wejo, responsible for strategic direction and managing all aspects of the business. Mr. Barlow founded Wejo in 2014, having founded, scaled and exited a highly profitable fintech data platform out of the UK. Realizing that the connected data technology in motor racing — one of his passions — would transition to mainstream automotive in the future, Mr. Barlow created Wejo and the mantra of “Data For Good™” — transforming connected vehicle data into mobility intelligence solutions that revolutionize the way we live, work and travel. Mr. Barlow has led Wejo from the front since the company’s inception, creating the automotive industry’s standardized data and communication stack for all types of connected vehicles.

We believe Mr. Barlow’s extensive experience as an executive, his experience in data exchange and prior experience as a director of Wejo Limited qualify him to serve as a director of Wejo Group Limited.

Lawrence Burns

Lawrence Burns joined our Board in connection with the closing of the Business Combination in November 2021 and currently serves as Chair of our Risk Management, Security and Data Privacy Committee (the “Risk Committee”) and as a member of our Compensation Committee and Corporate Governance Committee (the “Nominating Committee”). Dr. Burns has over 30 years of leadership experience in the automotive industry. Dr. Burns served as the Corporate Vice President of Research & Development and Planning of General Motors Company (“General Motors”) from 1998-2009 where he was responsible for advanced technology development, product portfolio planning, and capacity and strategic planning. He had previously held various leadership positions from 1988 – 1997 at General Motors, including industrial engineering, quality, production control, product/manufacturing/business planning, and product program management. In 2009, Dr. Burns founded the consulting, professional speaking and writing firm and, et al LLC where he currently serves as consultant at Goodyear Tire and Rubber Company (NASDAQ: GT). He has previously served as a consultant to Waymo (f/k/a Google Self-Driving Cars) from 2010 – 2021, AllState from 2013 – 2016, and IHS Markit Ltd. from 2016 – 2017. Dr. Burns taught Engineering at the University of Michigan from 2010-2015. Dr. Burns is currently on the Advisory Boards of Kitson & Partners, a real estate developer, and Nanoramic Laboratories, a nano-carbon technology company, and the Board of Directors of Niron Magnetics. He is an Executive Advisor at Neural Propulsion Systems. He served on the Peloton Technology Inc. Board of Directors from 2016 – 2020 and as the Vice Chairman of Board of Directors of MRIGlobal from 2010 – 2013. Dr. Burns received a B.S. in Mechanical Engineering from General Motors Institute (now Kettering University), M.S. in Engineering/Public Policy from the University of Michigan, and Ph.D. in Civil Engineering from the University of California, Berkley.

We believe Dr. Burns’ extensive experience in automotive innovation, R&D, executive leadership and strategic planning qualify him to serve as a director of Wejo Group Limited.

Samuel Hendel

Samuel Hendel joined our Board in connection with the closing of the Business Combination in November 2021 and currently serves on our Audit, Compensation and Risk Committees. Mr. Hendel has 18 years of experience in the investment management industry and currently serves as Portfolio Manager at Kepos Capital where he is responsible for portfolio management, marketing, and business development. Mr. Hendel is a Co-Founder of Dataminr, an event and risk detection company, which he began with two of his former Yale classmates in 2009. Mr. Hendel currently serves as a founding board member of the new joint venture, Chord Music Partners, which will continue to scale by providing flexible capital solutions for artists and creators and exploring NFT monetization opportunities. Prior to Kepos Capital, he served as Portfolio Manager and President of Easterly Investment Partners, the $4 billion AUM value manager from 2009 to 2022. Prior to Joining Easterly, Mr. Hendel was Co-Portfolio Manager for risk arbitrage and event-driven strategies at Satellite Asset Management from 2006 to 2009. That position followed 3 years at UBS, from 2003 to 2006, where Mr. Hendel was an Associate Director, serving in both the portfolio trading and proprietary trading groups. In his personal capacity, Mr. Hendel is an Associate Fellow of
3

Davenport College at Yale University in addition to being Co-Founder of Accelerate Yale, an alumni shared interest group focused on promoting entrepreneurship at Yale. Mr. Hendel has additional board experience, serving as the Chairman of OkayMedia, which includes OkayPlayer, a music and lifestyle website founded in 1999 by Ahmir (Questlove) Thompson of the hip hop band The Roots, and OkayAfrica, a digital media company focused on African culture. He also served on the board of Virtuoso from January 2021 through the closing of the Business Combination, where he also served as a member of the Audit and Compensation Committees. Mr. Hendel also serves on the board of ImpaCT, a Connecticut-based charity focused on providing support to underprivileged youth in the local community alongside his wife. Mr. Hendel received a B.A. from Yale University.
We believe Mr. Hendel’s extensive experience in investment management, executive leadership, and M&A qualify him to serve as a director of Wejo Group Limited.

Timothy Lee

Timothy Lee, Chairman of the Board of Directors, served as the Chairman of the Board of Directors of Wejo Limited since 2017 and then was appointed Chairman of the Board of Directors of the Company in connection with the closing of the Business Combination in November 2021. Mr. Lee currently serves as Chair of our Compensation Committee and as a member of our Nominating Committee. Prior to joining Wejo, Mr. Lee spent 45 years working at General Motors in international operations, manufacturing and engineering where he served as Executive Vice President, General Motors Manufacturing and Chairman of General Motors China until his retirement in 2014. Mr. Lee is a manager, member and holder of approximately 30% of the equity interests of Hawksbill Group, a firm he co-founded in August 2015, that provides strategic advice to executives. Mr. Lee also works with private equity groups Ontario Teachers’ Pension Plan and Atlas Holdings. Mr. Lee currently serves as the Chairman of the Board of private company Motus Integrated Technologies, an Atlas company. He is also a member of the Board of Directors of East Penn Manufacturing, a privately held company and the leading producer of lead-acid batteries in the United States. Mr. Lee received a BA from the General Motors Institute (now Kettering University) and an MS from Purdue University.

We believe Mr. Lee’s extensive experience as an executive, his experience in operations, and prior experience as a director of Wejo Limited qualify him to serve as a director of Wejo Group Limited.

Alan B. Masarek

Alan B. Masarek joined our Board in connection with the closing of the Business Combination in November 2021 and currently serves as Chair of our Nominating Committee and as a member of our Audit Committee. Mr. Masarek has over 25 years of experience in communications, information technology and business services companies. Most recently, he was Chief Executive Officer and a member of the Board of Directors of Vonage (NASDAQ: VG) from November 2014 to June 30, 2020. Mr. Masarek came to Vonage from Google, Inc., where he was Director, Chrome & Apps from June 2012 until October 2014, following the acquisition of his prior company, Quickoffice, Inc. Mr. Masarek was Co-founder of Quickoffice, Inc. and its CEO from July 2007 to June 2012. Mr. Masarek earned his M.B.A., with Distinction, from Harvard Business School and his B.B.A., Magna Cum Laude, from the University of Georgia.

We believe Mr. Masarek’s extensive experience in financial services and executive leadership qualify him to serve as a director of Wejo Group Limited.

John T. Maxwell

John T. Maxwell has served as the Chief Financial Officer and Director of the Company since March 2021. Mr. Maxwell has more than 30 years of experience driving financial growth, including in the technology and telecommunications industries. From January 2017 to December 2020, Mr. Maxwell served as Chief Financial Officer of Aquestive Therapeutics, a specialty pharmaceutical company with a focus on epilepsy and allergy treatments. Mr. Maxwell prepared the company for its IPO, raising $115 million of new equity capital in its 2018 IPO and 2019 follow-on offering. Mr. Maxwell also led a $100 million debt recapitalization and $125 million royalty monetization transaction at Aquestive. Prior to his role at Aquestive, from September 2000 to August 2006, Mr. Maxwell served as SVP of Finance and Administration at PanAmSat, which he helped take private, and subsequently brought public in 2005. Previously, Mr. Maxwell served as Chief Financial Officer at WIL Research. Mr. Maxwell started his career at Ernst & Young, and held various senior financial roles at General Signal, ADP, INFONXX and Plainfield Asset Management. Mr. Maxwell earned his MBA in Finance and International Business from NYU’s Stern School of Business and received his BBA in Accounting from Texas Tech University. Mr. Maxwell is a Certified Public Accountant.

We believe Mr. Maxwell’s extensive experience as an executive, his experience in financial leadership and prior experience as a director of Wejo Limited qualify him to serve as a director of Wejo Group Limited.

Diarmid Ogilvy

Diarmid Ogilvy has been involved with Wejo since January 2014, when he became Co-Founder and a seed investor of Wejo Limited, and he served as a non-executive Director of Wejo Limited since that time. Mr. Ogilvy was appointed to the Board of the Company in connection with the closing of the Business Combination in November 2021 and currently serves on our Risk Committee. Together with Richard Barlow, he has developed the investment strategy and helped raise the significant amount of capital invested in Wejo to date. Mr. Ogilvy has over 28 years’ investment experience in both the public and private equity markets. Over the last five years, his commercial focus has been on three entrepreneurial ventures, including Wejo. In February 2014, Mr. Ogilvy became a seed investor in Grind, a specialty coffee brand and served as Chairman from 2014 through August 2021. In March 2016, he co-founded and became a Managing Partner of ValuAnalysis where he served in that role until January 2022. Mr. Ogilvy has also been involved in a number of other private equity investments both as a director and passive investor. In addition to his commercial interests, Mr. Ogilvy serves as a Stakeholder Governor of University College London Hospitals (one of the largest National Health Service Trusts in the UK), where he serves as Chair of the Nomination, Appointments & Remuneration Committee. He is also a Trustee and Vice Chair of The National Brain
4

Appeal, a charity which supports the work of The National Hospital for Neurology & Neurosurgery, one of the University College London Hospitals. Mr. Ogilvy holds a BA cum laude from Princeton University and an MBA from INSEAD.

We believe Mr. Ogilvy’s extensive experience in financial services and his prior experience as a director of Wejo Limited qualify him to serve as a director of Wejo Group Limited.

Ann M. Schwister
Ann M. Schwister joined our Board in connection with the closing of the Business Combination in November 2021 and currently serves as Chair of our Audit Committee. Ms. Schwister has 29 years of domestic and international operational experience at Procter and Gamble. From January 2014 until June 2018, she served as Vice President and CFO of North America, Procter and Gamble largest region. Previously, she served as VP and CFO of Greater China and VP and CFO of Global Oral Care for Procter and Gamble. Since retiring, Ms. Schwister has been a strategic advisor working with several organizations, including social enterprises and a small family-owned business. Ms. Schwister is on the board of PARTS iD, Inc. (NYSE American: ID), serving as Chair of the Audit Committee and a member of the Governance Committee. She also serves on the board of the Haskell Company, a private architecture, engineering and construction company. Additionally, Ms. Schwister is on the Executive Committee and board of the Greater Cincinnati Foundation, where she chaired the Finance and Audit Committee for six years. Finally, she has served on the CFO Committee of the Grocery Manufacturers Association and the Wisconsin School of Business Dean’s Advisory Board. In these roles, Ms. Schwister has amassed significant experience regarding Global P&L responsibilities, gained a deep understanding of consumers and digital and traditional retail environments, and gained experience with respect to small businesses. She has a BBA degree in Finance with a specialization in International Business from the University of Wisconsin-Madison.

We believe Ms. Schwister’s extensive experience in operations management, public company experience, finance and accounting, and executive leadership qualify her to serve as a director of Wejo Group Limited.

Director Independence

As required by the rules of The Nasdaq Stock Market LLC (“NASDAQ”), a majority of the directors on the Company’s Board of Directors are independent. An “independent director” is generally defined under applicable NASDAQ rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board has determined that each of Mr. Hendel, Mr. Lee, Mr. Masarek, Dr. Burns and Ms. Schwister is an “independent director” under applicable SEC and NASDAQ rules for purposes of serving on the Board and each committee on which they serve, as applicable. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

All our audit committee members also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and the listing standards of NASDAQ.

Committees of the Board of Directors

Our Board has established four standing committees — Audit, Compensation, Nominating and Corporate Governance, and Risk Management, Security and Data Privacy — each of which operates under a written charter that has been approved by our Board and is available on our corporate website at www.wejo.com. The information on our website is not deemed to be a part of or incorporated by reference into this report.

The members of each of the Board committees and committee Chairpersons are set forth in the following chart.

Name	Audit	Compensation	Nominating and Corporate Governance	Risk Management, Security and Data Privacy
Richard Barlow				X
Lawrence Burns		X	X	Chair
Alan B. Masarek	X		Chair
John T. Maxwell
Timothy Lee		Chair	X
Diarmid Ogilvy				X
Samuel Hendel	X	X		X
Ann M. Schwister	Chair

Audit Committee

Our Audit Committee’s responsibilities include, among other things:

•appointing, compensating, retaining, evaluating, replacing and overseeing our independent registered public accounting firm;
•assessing our independent registered public accounting firm’s independence from management;
•reviewing, with our independent registered public accounting firm, the scope and results of their audit;
5

•approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•coordinating with the Risk Committee to consider risks or exposure, including relating to cybersecurity;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;
•overseeing our financial and accounting controls and compliance with legal and regulatory requirements;
•reviewing related person transactions; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The Board appointed Samuel Hendel, Alan B. Masarek, and Ann M. Schwister to serve on the Audit Committee, with Ann M. Schwister serving as its Chair. Each of the members of our Audit Committee meets the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the NASDAQ rules. Each member of our Audit Committee also meets the financial literacy requirements of NASDAQ listing standards. Each member of our Audit Committee has the requisite experience to be designated an audit committee financial expert as that term is defined by rules of the SEC.

Compensation Committee

Our Compensation Committee is responsible for assisting the Board in overseeing the Company’s employee compensation policies and practices, including evaluating, recommending and approving executive officer compensation arrangements, plans, policies and programs and administering Company-wide and executive bonuses plans or programs and equity-based compensation plans. In fulfilling its purpose, our Compensation Committee has the following principal duties:

•reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving the compensation of our Chief Executive Officer and other executive officers;
•reviewing and approving or making recommendations to our Board regarding our incentive compensation and equity-based plans, policies and programs;
•reviewing and approving all employment agreements and severance arrangements for our executive officers, including our Chief Executive Officer and Chief Financial Officer;
•reviewing the Company’s compensation programs and approving any appropriate modifications or new plans, programs or policies;
•administering the Company’s equity and non-equity based compensation plans for employees of the Company as provided by the terms of such plans, including authorizing all awards made pursuant to such plans;
•overseeing the adoption and administration of any employee retirement plan, and other material employee benefit plan, and any material modification of any such plans;
•making recommendations to our Board regarding the compensation of non-executive directors;
•reviewing the Company’s human capital management strategies, initiatives and programs with respect to the Company’s culture, talent recruitment, development, succession, and retention, employee engagement, and diversity and inclusion; and
•retaining and overseeing any compensation consultants.

The Board appointed Lawrence Burns, Timothy Lee, and Samuel Hendel to serve on the Compensation Committee, with Timothy Lee serving as its Chair. Each of our Compensation Committee members meets the definition of “independent director” for purposes of serving on the compensation committee under the NASDAQ rules, including the heightened independence standards for members of a compensation committee.

Nominating and Corporate Governance Committee

Our Nominating Committee’s responsibilities include:

•identifying, screening and recommending to our Board director candidates for election or re-election consistent with criteria approved by the Board;
•overseeing succession planning for members of our Board of Directors;
•periodically reviewing our Board of Directors’ leadership structure and recommending any proposed changes to our Board of Directors;
•reviewing periodically the committee structure of the Board and recommend to the Board for approval the appointment of directors to Board committees and assignment of committee chairs;
•overseeing an annual evaluation of the effectiveness of our Board of Directors and its committees; and
•developing and recommending to our Board of Directors a set of corporate governance guidelines.

The Board appointed Lawrence Burns, Timothy Lee and Alan B. Masarek to serve on the Nominating Committee, with Alan B. Masarek serving as its Chair, each of whom meets the definition of “independent director” under the NASDAQ rules.

Risk Management, Security and Data Privacy Committee

Our Risk Committee’s responsibilities include:

•overseeing our risk management process, focusing on our general risk management strategy;
•overseeing the implementation of risk mitigation strategies by management to ensure that the Company is taking the appropriate measures to achieve prudent balance between risk and reward in both ongoing and new business activities;
•monitoring the effectiveness of the privacy, security and risk management framework;
•reviewing the business continuity plan;
•coordinating its activities with the audit committee in instances where there is any overlap with audit activities including reviewing results of audits regarding information technology and information security issues; and
•discussing our policies with respect to risk assessment and risk management with management.

The Board appointed Richard Barlow, Lawrence Burns, Samuel Hendel and Diarmid Ogilvy to serve on the Risk Management, Security and Data Privacy Committee, with Lawrence Burns serving as its Chair.

Executive Officers

The following table identifies our executive officers as of March 28, 2022:

Name	Age	Position
Richard Barlow	43	Chief Executive Officer and Director
John T. Maxwell	57	Chief Financial Officer and Director
Mina Bhama	43	General Counsel and Company Secretary
Benoit Joly	49	Chief Commercial Officer
Sarah J. Larner	40	Executive Vice President of Strategy and Innovation
Den Power	58	Chief People Officer

Richard Barlow

See biography under “Directors” section above.

John T. Maxwell

See biography under “Directors” section above.

Mina Bhama

Mina Bhama, General Counsel and Company Secretary, has served as General Counsel for Wejo since February 2018, and as the Company Secretary since January 2019. Ms. Bhama is responsible for managing the legal function and advising the Company and Board of Directors on the Company’s legal, regulatory and governance matters. Prior to these roles, Ms. Bhama served as legal consultant to Wejo from November 2016 to January 2018. Ms. Bhama has strong background in corporate commercial and M&A and corporate governance having previously served as General Counsel and Company Secretary for Conviviality Plc, from January 2015 to October 2016, where she advised the Board of Directors, was a member of the executive team driving strategic direction, managed filings and led the corporate legal M&A activities, including a reverse takeover. She also served as a senior legal advisor at Moneysupermarket.com Group Plc and a legal advisor at Innospec Inc. Ms. Bhama has an LLB (Hons) from Staffordshire University, postgraduate diploma in Legal Practice from the College of Law, Chester, is admitted as a solicitor by the Solicitors Regulation Authority in 2003 and is an Associate Chartered Company Secretary graduating from the Institute of Chartered Secretaries and Administrators (ICSA).

Benoit Joly

Benoit Joly, Chief Commercial Officer, joined Wejo as EVP Ingress (later retitled as EVP Automotive & Mobility) in May 2021. In December 2021, Mr. Joly became our Chief Commercial Officer and is charged with developing business with automotive and mobility players and ensuring Wejo delivers insights and services that maximize the business value they can generate from their connected vehicle and business data. Between 2016 and 2021, Mr. Joly headed the Services business unit for Renault Group, developing the company strategy, portfolio, and business for both traditional & connected services, in strong coordination with the Renault-Nissan Alliance in which he contributed to the Alliance Ventures investment fund. Building on over 25 years’ experience in the telecom, tech and automotive industries, Mr. Joly started his career by developing MCI WorldCom network solutions before joining Technicolor in 2002 to cover the go-to-market of the world’s leading voice and video over IP solution at that time. Appointed SVP of Technicolor Marketing in 2010, Mr. Joly supervised overall group marketing and managed the Connected Home Division’s marketing plan for six years. In 2015, he received a CES Innovation Award for an innovative Digital Life solution that addresses the Internet of Things opportunity. Mr. Joly has a master’s degree in Network and IT Engineering from E.S.I.E.E and an MBA from E.S.S.E.C, where he majored in Strategy and Marketing.

Sarah J. Larner

Sarah J. Larner, Executive Vice President of Strategy and Innovation, has served in that role at Wejo since June 2021, and is responsible for the formulation and management of the strategic initiatives at Wejo. Ms. Larner has been at Wejo since 2015, playing an integral role in the organization’s growth and success serving as Executive Vice President, Sales and Partnership, from March 2020 to June 2021, Executive Vice President, Partnerships, from July 2019 to March 2020, and Head of Sales, from April 2015 to July 2019. Previously, as EVP for Sales & Partnerships at Wejo, Ms. Larner gained a deep understanding of the connected vehicle landscape across automotive and the marketplace. Ms. Larner brings relevant experience to her role at Wejo, previously managing strategic partnerships across motor and home insurance channels for Moneysupermarket.com Group Plc where she was responsible for maximizing channel revenue. She also spent time as a sales executive at Merrill Lynch where she focused on uncovering financial services opportunities in both emerging and established markets.

Den Power

Den Power, Chief People Officer, has served in that role at Wejo since July 2019, managing the human resources function for the business which includes establishing organizational design principals, determining reward and recognition mechanisms, and growing and attracting talent. Before Wejo, from December 2018 to May 2020, Ms. Power was a management consultant at Project 55 Ltd., a human resource consulting services organization. Ms. Power has been instrumental in transformational change programs across many companies, including Shop Direct Group, MBNA, Jack Wills, Ted Baker, King Fisher and B&Q, reporting directly into the board. Her past work also includes Human Resource Director at LeadX as well as consulting across many sectors including travel, utilities and nuclear. Ms. Power attended the University of Manchester where she received her BA in Humanities. Ms. Power also holds the CIPD qualification as a chartered HR professional.

Code of Conduct

We have a written Code of Conduct and Business Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We have posted a current copy of the Code of Conduct and Business Ethics on our investor relations website, wejo.com/investors, in the “Governance” section. In addition, we intend to post on our website all disclosures that are required by law or the NASDAQ rules concerning any amendments to, or waivers from, any provision of the Code of Conduct and Business Ethics.

Item 11. Executive Compensation

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012. As a result, we are permitted to and rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have included compensation information for only our principal executive officer and our two next most highly compensated executive officers serving at fiscal year-end and have not included a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the Summary Compensation Table and the Outstanding Equity Awards Table set forth below. In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to our shareholders for advisory votes, such as “say-on-pay” and “say-on-frequency” of say-on-pay votes.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2021, our “named executive officers” (collectively, the “NEOs”) and their positions were as follows:

•Richard Barlow, Chief Executive Officer
•John T. Maxwell, Chief Financial Officer
•Sarah J. Larner, Executive Vice President of Strategy and Innovation

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the years ended December 31, 2021 and December 31, 2020. Amounts for 2020 paid in pounds sterling have been converted to U.S. dollars based on an average annual exchange rate for 2020 of $1.2839 to 1 pound sterling. Amounts for 2021 paid in pounds sterling have been converted to U.S. dollars based on an average annual exchange rate for 2021 of $1.3757 to 1 pound sterling.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Stock awards ($)(4)	Option awards ($)(5)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(6)	Total ($)
Richard Barlow, Chief Executive Officer	2021	562,418	10,868,840	21,383,066		—	—	1,360,112	34,174,436
	2020	429,612	256,780	23,747		—	—	2,496	712,635
John T. Maxwell, Chief Financial Officer (1)	2021	337,615	450,000	5,431,185	2,442,244	—	—	103,342	8,764,386
	2020					—	—	—	—
Sarah J. Larner, Executive Vice President of Strategy and Innovation	2021	279,540	614,257		1,691,957	—	—	39,462	2,625,216
	2020	184,386	96,293	639		—	—	2,610	283,928
_________________________
(1) Mr. Maxwell joined Wejo as Chief Financial Officer in March 2021.
(2) The amounts reported in this column represent the base salary earned by each NEO in the applicable fiscal year, including, accrued and unused vacation time, if any, and “on-call” pay (as defined below), if any, earned during each year. For 2021, Richard Barlow earned $46,530 in accrued, unused vacation days, and Sarah J. Larner earned $4,400 in on-call pay. “On-call” pay was additional compensation paid to various employees, including Ms. Larner, who were required to work/be available to work over the Christmas and New Year 2020 and Easter 2021 holiday periods, including bank holidays and weekends.
(3) The amounts reported in this column reflect (i) annual cash bonuses earned by our NEOs in 2020 and 2021 as further described below under the caption entitled “Cash Compensation”; and (ii) Transaction Bonuses (as defined below) earned by our NEOs in connection with the closing of the Business Combination, as further described below under the caption entitled “Cash Compensation.”
(4) For 2021, the amounts represent the aggregate grant date fair value of (i) restricted share units (“RSU”) awards granted to granted to Messrs. Barlow and Maxwell in accordance with FASB ASC Topic 718, based on the closing share price on the date of grant, November 19, 2021, in the amounts of $21,383,066 and $5,345,766, respectively, and (ii) Wejo Limited Class A Ordinary Shares granted to Mr. Maxwell prior to the closing of the Business Combination in the amount of $85,419.
(5) The amounts reported in this column represent the aggregate grant date fair value of stock option awards. The amounts were calculated in accordance with FASB ASC Topic 718 and are based on a number of key assumptions described in Note 18 (entitled
“Share-Based Compensation”) to the accompanying consolidated financial statements. The amount of compensation, if any, actually realized by a NEO from the exercise and sale of vested options will depend on numerous factors, including the continued

(6) Amounts shown in this column are detailed as follows:

Name	Life Insurance Premiums ($)	Health Insurance Premiums ($)	Pension Contributions Plan ($)	Subscription Reimbursement ($)	Gross Up ($)	Total ($)
Richard Barlow	789		1,817	719,478	638,028	1,360,112
John T. Maxwell	175	36,570	11,600	690	54,307	103,342
Sarah J. Larner	546	795	1,817	19,241	17,063	39,462

Elements of the Company’s Executive Compensation Program

Cash Compensation

The NEOs receive a base salary to compensate them for services rendered to our company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2021, our NEOs’ annual base salaries paid are reflected in the “Summary Compensation Table” above. In addition to base salaries, in 2021 we made a payment to our NEOs for accrued, unused vacation days and on-call time as described in footnote 1 to the “Summary Compensation Table” above.

We maintained an annual discretionary cash bonus program for 2021 in which each of our NEOs participated. Amounts paid to our NEOs under this program are reflected in the “Bonus” column of the “Summary Compensation Table” above. Paid in 2021, our NEOs’ annual discretionary cash bonuses based on 2020 service were as follows: Mr. Barlow: $268,840; Mr. Maxwell: $0; and Ms. Larner: $114,257. In addition, in recognition of the tremendous efforts of certain officers and other employees of the Company that were key to completing the Business Combination, the Board awarded such employees, including, but not limited to, the NEOs, special transaction bonuses (the “Transaction Bonuses”) to be paid 60% at or around the closing of the Business Combination, with the remaining 40% to be paid in separate payments of 30% and 10% following completion of the Apollo Forward Purchase Agreement and subject to the discretion of the Board as to the timing of such awards. The full amount of each Transaction Bonus is included in the “Summary Compensation Table” above for each such NEO as follows: Mr. Barlow: $10,000,000; Mr. Maxwell: $150,000; and Ms. Larner: $500,000.

In addition, in connection with the closing of the Business Combination, we (i) reimbursed the subscription price amount due from all our employees, including our NEOs, directors, and others with respect to the Wejo Limited Class A Ordinary Shares each such individual owned, which shares were converted to Wejo Group Limited common stock at the closing (the “Subscription Reimbursement”); and (ii) provided tax gross up payments to certain individuals in connection with a Subscription Reimbursement such that after payment to each such individual of the amounts listed in (ii) and (iii) and after payment of any taxes payable on such payment, each individual was left with the amount of the Subscription Reimbursement (the “Gross Up Payment”). The amount of each Subscription Reimbursement and Gross Up Payment, respectively, is included in the “Summary Compensation Table” above under “Other” for each such NEO as follows: Mr. Barlow: $719,478 and $638,028; Mr. Maxwell: $690 and $0; and Ms. Larner: $19,241 and $17,063. Mr. Maxwell also received a separate gross up payment with respect to his tax obligations arising from the grant to him Wejo Limited Class A Ordinary Shares in the amount of $54,307. Additionally, pursuant to the terms of the Maxwell Agreement as described below, Mr. Maxwell received a cash award of $300,000, which represents the first semi-annual, one-half payment of his discretionary long-term cash incentive award of $600,000 in respect of calendar years 2021 and 2022. Finally, pursuant to the terms of the Barlow Agreement as described below, in 2021, Mr. Barlow received his annual discretionary target cash bonus equal to 100% of base salary for 2021 service in the amount of $600,000.

Equity Compensation

Equity Incentive Plan

We adopted, and our shareholders approved, our 2021 Equity Incentive Plan (“2021 Plan”), under which the Company may grant share options (both incentive and non-qualified), share appreciation rights, restricted share awards, RSUs, and share-based awards to any employee, officer, non-employee director or any natural person who is a consultant or other personal service provider of the Company or any of its subsidiaries or affiliates in order to attract, retain and motivate key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent. The 2021 Plan may be administered by the Compensation Committee of our Board, such other committee of the Board appointed by the Board to administer the 2021 Plan.

The purpose of the 2021 Plan is to align the interests of eligible participants with our shareholders by providing incentive compensation tied to the Company’s performance. The intent of the 2021 Plan is to advance the Company’s interests and increase shareholder value by attracting, retaining and motivating key personnel.

An initial aggregate of 14,092,530 common shares is available for issuance under the 2021 Plan, and the maximum number of common shares that may be issued pursuant to the exercise of incentive share options granted under the 2021 Plan is 14,092,530. The aggregate number of common shares that may be issued pursuant to awards under the 2021 Plan will be subject to an annual increase on January 1 of each calendar year (commencing with January 1, 2022 and ending on and including January 1, 2031) equal to the lesser of a number of shares (i) equal to 3% of the aggregate common shares outstanding as of December 31 of the immediately preceding calendar year, and (ii) as determined by the Board. If any award granted under the 2021 Plan is cancelled, repurchased, expired, forfeited,
10

surrendered, exchanged for cash, settled in cash or otherwise terminated without consideration or delivery of the shares to the participant, including the payment of divided equivalents in cash in conjunction with any outstanding award, then such shares will be returned to the 2021 Plan and be available for future awards under the 2021 Plan. However, shares that are withheld from any share option or SAR award in payment of the exercise, base or purchase price or taxes, or shares that are repurchased on the open market by the Company using option proceeds will not be returned to the 2021 Plan nor be available for future awards under the 2021 Plan. The share reserve will be reduced by one share for each share subject to an award. If a share that was subject to an award is returned to the share reserve, the share reserve will be credited with one share. The payment of dividend equivalents in cash in conjunction with any outstanding award will not reduce the share reserve.

Closing Equity Awards to our Named Executive Officers

In connection with the closing of the Business Combination, the Board granted Richard Barlow, the Company’s Chief Executive Officer, a RSU award pursuant to a sub-plan of the 2021 Plan, which represents the right to receive 1,879,004 common shares upon vesting (the “Barlow RSUs”). One-half of the Barlow RSUs vest on the 18-month anniversary of November 18, 2021 (the “Closing Date”), and one-half of the Barlow RSUs vest on the 30-month anniversary of the Closing Date. In the event of Mr. Barlow’s termination of employment by the Company for any reason other than Cause or on a Change in Control (both as defined in the 2021 Plan), any then unvested Barlow RSUs shall vest in full.

In connection with the closing of the Business Combination, the Board granted John T. Maxwell, the Company’s Chief Financial Officer, a RSU award pursuant to the 2021 Plan, which represents the right to receive 469,751 common shares upon vesting (the “Maxwell RSUs”). The Maxwell RSUs will vest in equal annual installments over three years, with 1/3 of the Maxwell RSUs vesting on each of November 19, 2022, November 19, 2023 and November 19, 2024. In connection with the closing of the Business combination, the Board granted Mr. Maxwell an option to purchase 469,751 common shares (the “Maxwell Options”) pursuant to the 2021 Plan. The Maxwell Options will vest in equal annual installments over three years, with 1/3 of the Maxwell Options vesting on each of November 19, 2022, November 19, 2023 and November 19, 2024. In the event of Mr. Maxwell’s termination of employment by the Company without Cause or his resignation for Good Reason (as such terms are defined in the Employment Agreement between the Company and Mr. Maxwell, dated as of July 30, 2021), any unvested Maxwell Options and Maxwell RSUs will vest, and vested Maxwell Options will remain exercisable until the earlier of the second anniversary of such termination and the tenth anniversary of the grant date, subject to Mr. Maxwell’s execution of a general of release of claims within 60 days of termination of employment. If Mr. Maxwell’s employment terminates for any other reason, any unvested Maxwell Options and Maxwell RSUs will be forfeited immediately, automatically, and without consideration, and vested Maxwell Options will remain exercisable in accordance with the schedule set forth in the award agreement. In the event Mr. Maxwell’s service is terminated for Cause, all vested Maxwell Options and Maxwell RSUs will also be forfeited immediately, automatically, and without consideration.

In connection with the closing of the Business Combination, the Board granted Ms. Larner an option to purchase 328,125 common shares (the “Larner Options”) pursuant to the 2021 Plan. The Larner Options will vest in equal annual installments over three years, with 1/3 of the Larner Options vesting on each of November 19, 2022, November 19, 2023, and November 19, 2024. As with grants to most other employees under the 2021 Plan, if Ms. Larner’s service is terminated for any reason, any then unvested Larner Options will be forfeited immediately, automatically and without consideration.

In addition, contingent upon and effective as of the effectiveness of the Company’s Registration Statement on Form S-8 (the “S-8 Registration Date”), the Board intends to grant to certain of our executive officers, including Ms. Larner, RSU awards pursuant to the 2021 Plan, which will vest in equal annual installments on each of the first through third anniversaries of the S-8 Registration Date.

Employee Share Purchase Plan

We also have a 2021 Employee Share Purchase Plan (the “ESPP”), under which eligible employees and/or eligible service providers of either the Company or an affiliate may be given an opportunity to purchase common shares at a discount. The ESPP includes two components: a “423 Component”, which is intended to qualify as an employee stock purchase plan pursuant to Section 423 of the U.S. Tax code, and a “Non-423 Component.” In addition, the ESPP authorizes grants of (i) purchase rights under the Non-423 Component that do not meet the requirements of an employee stock purchase plan under Section 423 of the Code and (ii) purchase rights under sub-plans, including the Company’s Save As You Earn Share Option Plan 2021 (the “SAYE Plan”). Eligible employees will be able to participate in the 423 Component or Non-423 Component of the ESPP. Eligible service providers (who may or may not be eligible employees) will only be able to participate in the Non-423 Component of the ESPP.

Save As You Earn Share Option Plan

We also have a SAYE Plan, which the Company expects to be fully implemented in 2023, under which eligible employees of either the Company or a subsidiary will be given an opportunity to purchase common shares at a discount. The SAYE Plan will allows for employees in the United Kingdom to be given the opportunity to make regular savings towards the exercise price of an option which, on exercise, we believe will benefit from tax-advantaged treatment under the tax laws of the United Kingdom.

Retirement Plans

Wejo Limited provides participation in an occupational pension plan for all of UK-based full-time employees, including the NEOs, and contributes an amount equal to three percent of each such employee’s qualifying earnings (capped at £50,270) each year to the scheme for the participant (paid in equal monthly installments), unless the participant chooses to opt out of the scheme.

For our U.S. employees, we also offer a retirement savings plan in which eligible associates, including our NEOs, may participate. The savings plan includes a traditional 401(k) pre-tax savings option and a post-tax Roth 401(k) option. We provide a matching contribution of 100% on the first 4% of eligible compensation that is deferred, up to the Internal Revenue Code limit for each respective year in which the eligible employee participates in the plan.

Employee Benefits and Perquisites

Our UK-based full-time employees, including our NEOs, are eligible to participate in our private medical insurance plan, life insurance plan and other standard employee benefit plans and programs offered. Our U.S.-based employees receive similar life and health insurance benefits, including medical, dental and vision health insurance coverage.

We provide limited perquisites to our NEOs to facilitate the performance of their managerial roles, which include Company-paid life insurance premiums. We believe this is appropriate to provide a competitive compensation package to our NEOs.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of common shares underlying outstanding equity incentive plan awards for each NEO as of December 31, 2021.

	Option Awards						Stock Awards

Name	Grant Date	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unxercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#	Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard Barlow	11/19/21	—	—	—	—	—	1,879,004(2)	12,852,387	—	—
John T. Maxwell	11/19/21	—	469,751(3)	—	11.38	11/19/32	—	—	—	—
	11/19/21	—	—	—	—	—	469,751(4)	3,213,097	—	—
Sarah J. Larner	11/19/21	—	328,125(5)	—	11.38	11/19/32	—	—	—	—
_________________________
(1) Represents the fair market value per common share of $6.84 on December 31, 2021, multiplied by the number of shares that had not vested as of that date for each grant listed in this column.
(2) See the discussion above under the caption entitled “Closing Equity Awards to our Named Executive Officers” for the vesting and other terms of the Barlow RSUs.
(3) See the discussion above under the caption entitled “Closing Equity Awards to our Named Executive Officers” for the vesting and other terms of the Maxwell Options.
(4) See the discussion above under the caption entitled “Closing Equity Awards to our Named Executive Officers” for the vesting and other terms of the Maxwell RSUs.
(5) Represents options which vest in one-third increments on each of the first three anniversaries of the grant date.

Employment Arrangements

Richard Barlow

On July 30, 2021, in connection with the Business Combination, Mr. Barlow entered into an employment agreement with Wejo Limited, effective as of and upon the Closing (the "Barlow Agreement”), which will replace and supersede his current agreement with Wejo Limited. The Barlow Agreement provides for the following compensation: a base salary of $600,000 per year, an annual discretionary target bonus equal to 100% of base salary and an additional discretionary annual bonus of up to a further 100% of base salary, a tax equalization payment and certain other benefits and perquisites, which are discussed in detail in the Barlow Agreement. The Barlow Agreement is for an indefinite term of employment terminable at any time without cause upon 12 months’ notice (or immediately upon payment in lieu of the notice period or remainder thereof). The payment in lieu of notice comprises the following: base salary; the cost to the Company of providing life insurance, employer pension contributions and (if it is not possible or practicable to continue such cover for the notice period) private medical insurance; salary in respect of holiday entitlement; and annual bonus at 100% of base salary, in each case for the notice period or remainder thereof.

As a result of the Barlow Agreement and in connection with the Business Combination, Mr. Barlow was awarded certain awards. The Barlow Agreement also provides that in 2022 Mr. Barlow will be granted an equity long-term incentive award to the value of
12

$2,500,000 in a mixture of RSUs and options. The Barlow Agreement further provides that all options and other equity awards granted to Mr. Barlow during the term of his employment shall be granted on terms such that those options or other awards which are unvested at the date of the termination of Mr. Barlow’s employment shall vest in full at the date of such termination and (in the case of options) be exercisable, notwithstanding termination has occurred, from the date of termination until immediately prior to the second anniversary of the date of termination.

The Barlow Agreement provides for a covenant not to compete, generally prohibiting Mr. Barlow from providing services to a competitor, soliciting employees, and soliciting or dealing in competition with actual or prospective customers for 12 months from termination of employment and confidentiality obligations which continue after his termination of employment.

John T. Maxwell

Mr. John T. Maxwell became our Chief Financial Officer on March 16, 2021. On July 30, 2021 and in connection with the Business Combination, Mr. Maxwell entered into an employment agreement with the Company and Wejo, Inc., effective as of and upon the closing of the Business Combination (the “Maxwell Agreement”). The Maxwell Agreement provides for Mr. Maxwell to serve as Chief Financial Officer and for the following compensation: a base salary of $420,000 per year, an annual target bonus equal to 50% of base salary and a maximum bonus of 100% of base salary, a one-time transaction bonus of $150,000 upon the closing of the Business Combination, a discretionary long-term cash incentive award established semi-annually, with the first award being $600,000 in respect of calendar years 2021 and 2022, a tax equalization payment and certain other benefits and perquisites, which are discussed in detail in the Maxwell Agreement. The Maxwell Agreement provides that Mr. Maxwell will be granted long-term incentive equity awards from the Company in the form of share options and RSUs equal to 1% of the fully diluted capitalization of the Company as of the closing of the Business Combination, subject to the vesting terms and conditions as determined by the Company’s Board.

Mr. Maxwell will be eligible to receive additional long-term incentive cash awards and equity awards on terms and conditions determined by the CEO and the Company’s Board, as applicable. In the event of a termination of employment by Wejo, Inc. without Cause or by Mr. Maxwell for Good Reason (as those terms are defined in the Maxwell Agreement), Mr. Maxwell will receive (i) continuation of annual base salary, payable over 12 months in accordance with regular payroll practices, (ii) a monthly payment of the employer portion of health plan premiums for 12 months or an earlier termination of COBRA benefits, (iii) accelerated vesting of any then-unvested equity awards, and (iv) extended exercisability of vested share options until the second anniversary of the termination date (but in no event beyond the original expiration date). Any such severance payments will be subject to Mr. Maxwell’s execution and non-revocation of a general release of claims and continued compliance with restrictive covenant provisions. In addition, the Maxwell Agreement includes a “gross up” provision, which provides that if any severance payment or other benefit payable to Mr. Maxwell constitutes a “parachute payment” within the meaning of Section 280G of the Code, then Mr. Maxwell will receive a payment equal to the sum of the excise tax payable, plus the amount necessary to put Mr. Maxwell in the same after-tax position (taking into account any applicable taxes, including taxes payable upon such payment) that he would have been in if he had not incurred such excise tax.

The Maxwell Agreement incorporates by reference an agreement that provides for a covenant not to compete, generally prohibiting Mr. Maxwell from providing services to a competitor or soliciting employees or business contacts for nine months, and confidentiality obligations which continue indefinitely after his termination of employment.

Sarah Larner

On the commencement of her employment with Wejo on March 2, 2015, Sarah Larner entered into an employment agreement with the Company, which the parties amended in 2021 (the “Larner Agreement”). The Larner Agreement provides for Ms. Larner to serve as EVP Strategy and Innovation at a base salary of £250,00 per year and an annual target bonus equal to 75% of base salary. The Larner Agreement also provides for, among other things, (i) payment of reasonable expenses, (ii) 30 working days’ paid holiday entitlement, (iii) a six months notice period for termination, and (iv) certain post-termination restrictive covenants, including non-solicitation and non-competition provisions. We anticipate entering into a new employment agreement with Ms. Larner.

Director Compensation

The following table sets forth information concerning the compensation of our directors for 2021. Amounts paid in pounds sterling have been converted to U.S. dollars based on an average annual exchange rate for 2021 of $1.3757 to 1 pound sterling. Messrs. Barlow and Maxwell did not receive any additional compensation for service as directors in 2021.

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)	Total ($)
Timothy Lee	529,532(1)	10,691,533(3)	248,652(5)	11,469,717
Lawrence Burns	—	—	—	—
Sam Hendel	—	—	—	—
Alan B. Masarek	—	—	—	—
Diarmid Ogilvy	11,006(2)	10,691,533(4)	3,593,426(6)	14,295,965
Ann M. Schwister	—	—	—	—
13

(1) This amount represents (i) director fees paid to Mr. Lee in the aggregate amount of $29,532, and (ii) a Board service award in the amount of $500,000 our Board approved for payment to Mr. Lee on the consummation of the Business Combination.

(2) This amount represents aggregate director fees paid to Mr. Ogilvy.

(3) In connection with the closing of the Business Combination for services as a director throughout the Business Combination, the Board granted Timothy Lee a fully vested RSU award, pursuant to the 2021 Plan, which represents the right to receive 939,502 Company Common Shares on future payment dates (the “Lee RSUs”). Fifty percent of the Lee RSUs will be paid on each of the first and second anniversaries of the grant date, and such payment will be made 60% in the form of common stock and 40% in cash, or such other mix of common stock and cash as the plan administrator determines.

(4) In connection with the closing of the Business Combination for services as a director throughout the Business Combination, the Board granted Diarmid Ogilvy a RSU award, pursuant to the 2021 Plan, which represents the right to receive 939,502 Company Common Shares upon vesting (the “Ogilvy RSUs”). One-half of the Ogilvy RSUs vest on the 18-month anniversary of the closing of the Business Combination, and one-half of the Ogilvy RSUs vest on the 30-month anniversary of such closing date (the “Vesting Schedule”).

(5) This amount represents a Subscription Reimbursement made to Mr. Lee.

(6) This amount represents (i) a Gross Up Payment paid to Mr. Ogilvy in the amount of $244,181, (ii) Subscription Reimbursement made to Mr. Ogilvy in the amount of $275,353, and (iii) a Transaction Bonus paid to Mr. Ogilvy in the amount of $3,073,892.

Contingent upon and effective as of the S-8 Registration Date, our Board intends to grant each of our non-employee directors a RSU award pursuant to the 2021 Plan, which represents the right to receive 35,000 shares of common stock, which will vest one year following the S-8 Registration Date.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to holdings of our common shares by (i) shareholders who beneficially owned more than 5% of the outstanding common shares and (ii) each of our directors (which includes all nominees), each of our executive officers and all directors and executive officers as a group as of December 31, 2021, unless otherwise indicated.

The number of shares beneficially owned by each shareholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Unless otherwise indicated, the address of all listed shareholders is c/o Wejo Group Limited, Canon’s Court, 22 Victoria Street, Hamilton, H12, D0, HM12. Each of the shareholders listed has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise.

We have based our calculation of the percentage of beneficial ownership on 93,950,205 common shares outstanding as of December 31, 2021.

14

	Number of shares beneficially owned	Percentage of shares beneficially owned
5% or Greater Shareholders
General Motors Holdings LLC(1)	18,781,681	20.0%
Apollo Entities(2)	7,248,368	7.7%
Virtuoso Sponsor LLC(3)	5,750,000	6.1%
Richard Barlow(4)	10,323,349	10.8%
Named Executive Officers and Directors
Diarmid Ogilvy(5)	4,000,599	4.2%
Timothy E. Lee(6)	3,817,667	4.0%
John T. Maxwell	8,541	*
Mina Bhama	255,389	*
Den Power	127,851	*
Sarah J. Larner	260,998	*
Samuel Hendel	20,000	*
Ann M. Schwister	—	*
Alan B. Masarek	100,000	*
Lawrence Burns	—	*
Benoit Joly	17,083	*
All executive officers and directors as a group (12 individuals)	18,931,477	19.8%

_________________________
* Beneficial ownership of less than 1%
(1) Reflects beneficial ownership by General Motors Holdings LLC as of December 31, 2021 as reported on Schedule 13G filed with the SEC on February 14, 2022, reporting shared voting and shared dispositive power over 18,781,681 shares with General Motors Company. The business address of this entity is c/o Corporation Service Company, 251 Little Falls Drive, Wilmington, DE 19808.
(2) Reflects beneficial ownership of, shared voting, and shared dispositive power for the following entities (collectively, the “Apollo Entities”) as reported on Schedule 13G filed with the SEC on March 29, 2022: (i) Apollo Atlas Master Fund, LLC (“Atlas”) - 299,879; (ii) Apollo Atlas Management, LLC (“Atlas Management”) - 299,879; (iii) Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”) - 799,892; (iv) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”) - 3,000,000; (v) Apollo ST Fund Management LLC (“ST Management”) - 3,000,000; (vi) Apollo ST Operating LP (“ST Operating”) - 3,000,000; (vii) Apollo ST Capital LLC (“ST Capital”) - 3,000,000; (viii) ST Management Holdings, LLC (“ST Management Holdings”) - 3,000,000; (ix) Apollo A-N Credit Fund (Delaware), L.P. (“A-N Credit”) - 400,229; (x) Apollo A-N Credit Management, LLC (“A-N Credit Management”) - 400,229; (xi) Apollo SPAC Fund I, L.P. (“SPAC Fund I”) - 2,748,368; (xii) Apollo SPAC Management I, L.P. (“SPAC Management I”) - 2,748,368; (xiii) Apollo SPAC Management I GP, LLC (“SPAC Management I GP”) - 2,748,368; (xiv) Apollo Capital Management, L.P. (“Capital Management”) - 7,248,368; (xv) Apollo Capital Management GP, LLC (“Capital Management GP”) - 7,248,368; (xvi) Apollo Management Holdings, L.P. (“Management Holdings”) - 7,248,368; and (xvii) Apollo Management Holdings GP, LLC (“Management Holdings GP”) - 7,248,368, each as of December 31, 2021. None of the Apollo Entities have sole power to vote or direct the vote or sole power to dispose or to direct the disposition of any of its holdings reported. The business address of each of Atlas, PPF Credit Strategies, A-N Credit, and SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577. The business address of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands. The business address of each of Atlas Management, ST Management, ST Operating, ST Capital, ST Management Holdings, A-N Credit Management, SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.
(3) Reflects beneficial ownership by Virtuoso Sponsor LLC as of November 22, 2021, as reported on Schedule 13G filed with the SEC on November 29, 2021 reporting sole voting and dispositive power over 165,000 shares and shared voting and dispositive power over 5,750,000 shares. The business address of Virtuoso Sponsor LLC is c/o 180 Post Road East, Suite 201, Westport, CT 06880. Mr. Jeffrey Warshaw, by virtue of being the sole managing member of Virtuoso Sponsor LLC may be deemed to beneficially own the 5,750,000 common shares held by the Sponsor. Mr. Warshaw disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. Additionally, Mr. Warshaw beneficially owns 165,000 common shares acquired in the PIPE investment.
(4) Reflects beneficial ownership by Mr. Barlow as of December 31, 2021, as reported on Schedule 13G filed with the SEC on February 3, 2022, reporting sole voting and dispositive power over 10,323,349 shares. Includes 1,879,004 RSUs, which fully vest in the event of termination of service for any reason other than for cause as defined in the award agreement.
15

(5) Includes 80,210 common shares held by Fleury Capital Ltd. Also includes 939,502 RSUs that are not exercisable within 60 days but that will vest under any termination scenario.
(6) Includes 107,634 common shares held by Calibogue Capital Fund One LLC, as to which Mr. Lee has shared voting and investment power. Mr. Lee disclaims such beneficial ownership. Includes 939,502 RSUs which settle upon separation as a director as defined under Section 409A of the Internal Revenue Code.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options and RSUs under all of our existing equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2021 Equity Incentive Plan	6,683,861[2]	$11.043 [3]	7,408,669 [4]
2021 Employee Share Purchase Plan	N/A	N/A	1,879,004
Equity compensation plans not approved by security holders[1]	N/A	N/A	N/A
Total	6,683,861		9,287,673
_____________________
1 As of December 31, 2021, there were no equity compensation plans not approved by shareholders under which equity securities of the Company were authorized for issuance.
2 Represents shares subject to outstanding awards granted, of which (i) 4,227,759 common shares are subject to outstanding RSUs and (ii) 2,456,102 common shares are subject to outstanding options.
3 The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted shares or RSUs, which have no exercise price.
4 The 2021 Equity Incentive Plan contains an “evergreen” provision pursuant to which the number of common shares reserved for issuance under the plan increases on the first day of each year beginning in 2022 equal to the sum of (i) 14,092,530 common shares and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2022 equal to 3% of the total number of common shares actually issued and outstanding on the last day of the preceding fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which the post- combination company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•any person who is, or at any time during the applicable period was, one of our executive officers or directors;
•any person who is the beneficial owner of more than 5% of the Company’s voting stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of the Company’s voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of the Company’s voting stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

The Company has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its audit committee charter, the audit committee will have the responsibility to review, approve or ratify related party transactions.

The following are certain transactions, arrangements and relationships with our directors, executive officers and shareholders owning 5% or more of our outstanding common shares, or any member of the immediate family of any of the foregoing persons, since January 1, 2021.

16

Registration Rights Agreement

On the Closing Date we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Virtuoso Sponsor LLC and certain prior equity holders of Virtuoso (including Samuel Hendel and Alan B. Masarek) and Wejo Limited (the “RRA Holders”), pursuant to which the Company is obligated to, subject to the terms thereof and in the manner contemplated thereby, register for resale under the Securities Act, (i) all or any portion of the common shares and warrants that entitle the holder thereof to purchase for $11.50 per share one common share (the “Company Warrants”) then held by the RRA Holders, and (ii) all or any portion of the common shares and Company Warrants that the RRA Holders may thereafter acquire (including, upon the conversion, exchange or redemption of any other security therefor) (the “Registrable Securities”).

Under the Registration Rights Agreement, the RRA Holders have “piggyback” registration rights that allow them to include their Registrable Securities in certain registrations initiated by the Company. Subject to customary exceptions, RRA Holders have the right to request up to three (3) underwritten offerings of Registrable Securities. If the sale of Registrable Securities under a registration statement requires disclosure of certain material information that would not otherwise be disclosed, the Company may postpone the effectiveness of the applicable registration statement or require the suspension of the sale thereunder. The Company may not delay or suspend a registration statement on more than one occasion for more than ninety (90) total calendar days during any twelve (12) month period.

Lock-up Agreements

Under the terms of the Registration Rights Agreement, certain parties agreed with the Company, subject to certain exceptions, not offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of shares of the Company Common Shares they receive in connection with the Business Combination or otherwise beneficially own as of the Closing Date for the following time periods:

•In the case of the New Holders (as defined in the Registration Rights Agreement) until the earlier of (A) May 18, 2022, (B) the first date the closing price of the Company Common Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date hereof, or (C) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Company Common Shares for cash, securities or other property; and
•in the case of the Founder Shares (as defined in the Registration Rights Agreement) until the earlier of (A) November 18, 2022, (B) the first date the closing price of the Company Common Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date hereof or (C) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Company Common Shares for cash, securities, or other property.

Warrant Assumption Agreement
On the Closing Date, we entered into a Warrant Assumption Agreement (the “Warrant Assumption Agreement”) with Virtuoso Acquisition Corp. (“Virtuoso”) and Continental Stock Transfer & Trust Company (“Continental”). Pursuant to the Warrant Assumption Agreement, the Company assumed all of Virtuoso’s rights and obligations under that certain Warrant Agreement, dated as of January 21, 2021, by and among Virtuoso and Continental (the “Warrant Agreement”).

Under the Warrant Assumption Agreement, each Virtuoso public warrant entitling the holder thereof to purchase shares of Virtuoso Common Stock (each a “Public Warrant”) was converted into a warrant to acquire a number of common shares equal to the number of shares of Virtuoso’s Common Stock underlying such Public Warrant, subject to the same terms and conditions as were applicable to the Public Warrant.

Convertible Loan Agreement

Wejo Limited entered into to a convertible loan agreement on July 21, 2020 (as amended from time to time), with UK FF Nominees Limited (the “Future Fund”), certain persons whose names are set out therein in their capacity as Other Lenders, and certain persons who have adhered to that agreement in their capacity as Additional Lenders (the “Convertible Loan Agreement”). Under the Convertible Loan Agreement, each of the Future Fund, the Other Lenders and the Additional Lenders, some of whom are also Wejo Limited shareholders, (together the “Convertible Lenders”) made loans to Wejo Limited which are convertible into Wejo Limited shares, either: (i) at completion of certain fundraises by Wejo Limited; (ii) on an exit; or (iii) on July 21, 2023 (the “Maturity Date”). In addition, the principal amount of the loans made by the Convertible Lenders may be redeemed together with a 1x redemption premium (rather than convert into Wejo Limited shares) at the election of the Future Fund (in respect of its loan) or the other Convertible Lenders (in respect of their loans) if the holders of a majority in value of their debt vote in favor of redemption on the Maturity Date, on an exit, or otherwise on the occurrence of an event of default (in the case of an event of default, together with accrued interest as well as the redemption premium). The Business combination constituted an exit event under the Convertible Loan Agreement and the Convertible Lenders agreed that they would not elect for redemption of their convertible loans, instead allowing their loans to convert into Wejo Limited shares.
Pursuant to the terms of the Convertible Loan Agreement, GM subscribed for loan notes in the sum of £3,500,000 in April 2021. The agreement allows for an issuance in an aggregate principal amount of up to £34,905,299. The maximum additional aggregate principal
17

amount available to be borrowed under the Convertible Loan Agreement is £45,226. In connection with the consummation of the Business Combination, the amounts outstanding under the Convertible Loan Agreement converted to equity in Wejo Limited on November 18, 2021. GM received 322,542 shares on conversion of its loan.
In total, persons who are related parties to us (directors and/or existing shareholders) received an aggregate of 345,460 Wejo shares on conversion of their convertible loans, which includes the 322,542 Wejo shares to be issued to GM. The remaining convertible loan investors received an aggregate of 2,919,281 Wejo shares on conversion of their convertible loans.
The material obligations under the Convertible Loan Agreement are now satisfied.

Other Related Party Transactions

General Motors Holdings LLC (“GM”)
The Company is party to a (i) Data Sharing Agreement, dated December 21, 2018 (see Note 10 to the accompanying consolidated financial statements), (ii) Advanced Subscription Agreement, dated December 13, 2019 (see Note 12 to the accompanying consolidated financial statements) and (iii) Convertible Loan Agreement, dated July 21, 2020. (see Note 13 to the accompanying consolidated financial statements), with GM. GM currently holds more than 5.0% of the Company’s equity.
Pursuant to the terms of the Data Sharing Agreement, the Company and GM share fees with respect to data licenses that support the opportunities for licensing of connected vehicle data. During the years ended December 31, 2021 and 2020, the Company recorded $3.5 million and $2.4 million, respectively, as a reduction to Revenue, net on the Consolidated Statements of Operations and Comprehensive Loss for revenue sharing amounts owed to GM.

Pursuant to the terms of the GM Credit Facility, GM loaned $10.0 million to the Company in 2020, at an interest rate of 12.0%. The initial term of the GM Credit Facility was three months. In July 2020, the Company had a debt restructuring that modified the facility to extend the term until December 31, 2021. In April 2021, the Company repaid its outstanding debt balance and fees of $10.8 million owed to GM. As of December 31, 2020, the loan principal was recorded to debt to related parties on the Consolidated Balance Sheets and accrued interest of $1.0 million was recorded to accrued expenses and other current liabilities. Interest expense of $0.4 million and $1.0 million was recorded on the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020, respectively.

In April 2021, as part of the Convertible Loan Agreement (see Note 13 to the accompanying consolidated financial statements), the Company issued additional Convertible Loans to GM in the sum of £3.5 million ($4.8 million) through the settlement of accounts payable of $2.9 million and recognition of prepayment of $1.9 million. The Convertible Loans issued in April 2021 have the same terms as the Loans issued during the year ended December 31, 2020 (see Note 13 to the accompanying consolidated financial statements).

As of December 31, 2021, the Company had $1.5 million recorded to Accounts payable on the Consolidated Balance Sheets for amounts owed to GM.

Chief Executive Officer

Richard Barlow, our Chief Executive Officer (“CEO”) currently holds more than 5.0% of the Company’s equity. Our CEO also serves as a director of another company that entered into a service agreement with the Company, dated March 20, 2020, under which such company agreed to provide certain proof of concept analysis and autonomous vehicle simulation services to the Company. The Company recognized $0.6 million for the year ended December 31, 2021 for professional and capital raising services rendered by that provider on behalf of the Company.

Director of the Board of Directors

A company that is controlled by a director of our Company, Diarmid Ogilvy, entered into a Consultancy Agreement, dated May 12, 2016, under which Mr. Ogilvy provided certain consulting and related services to the Company. Pursuant to the terms of the Consultancy Agreement, the Company recognized $0.8 million of expenses for the year ended December 31, 2021 for professional and capital raising services rendered on behalf of the Company. Upon completion of the Business Combination, this agreement was effectively terminated.

Managing Member of Virtuoso Sponsor LLC

The Company retained Jeffrey Warshaw under that certain Introducer Agreement, dated as of February 1, 2022 (the “Introducer Agreement”), to introduce the Company to CFPI and its affiliates and to help arrange a committed equity facility for the Company. Mr. Warshaw is the managing member of Virtuoso Sponsor LLC, a holder of approximately 6.1% of the Company’s common stock. In exchange for Mr. Warshaw’s services under the Introducer Agreement, upon the Company’s entry into the CFPI Stock Purchase Agreement, the Company paid Mr. Warshaw a fee equal to 1.85% of the face amount of the committed equity facility secured by the Company under the CFPI Stock Purchase Agreement.

18

Apollo

On November 10, 2021, Apollo and the Company entered into the Forward Purchase Agreement described in Note 7 to the accompanying consolidated financial statements. Under that agreement, Apollo entered into an equity prepaid forward transaction in which it agreed to acquire up to 7.5 million shares of Virtuoso Class A common stock, which, following the closing of the Business Combination, were exchanged to and represented more than 5% of the Company’s outstanding common stock. As of December 31, 2021, Apollo holds 7.2 million shares of the Company’s common stock.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of EY, our independent registered public accounting firm, incurred by us for each of the last two fiscal years for audit services, and billed to us in each of the last two fiscal years for other services:

Fee Category	2021	2020
Audit Fees	$2,154,634	$2,269,071
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,154,634	$2,269,071

Audit Fees

Audit fees for the years ended December 31, 2021 and 2020 relate to professional services provided by EY for the audit of the Company's annual financial statements and interim reviews for such years. Audit fees also include fees associated with the statutory audits of subsidiary financial statements and fees related to SEC registration statements, including consents and review of draft responses to SEC comment letters.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee pre-approves all audit and permissible non-audit services provided by EY (the “Independent Auditors”). These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the Independent Auditors. For each proposed service, the Independent Auditors provide the Audit Committee with a description of the service and sufficient information to confirm the Independent Auditors’ determination that the provision of such service will not impair the Independent Auditors’ independence. Any requests for audit, audit-related, tax and other services must initially be submitted to the Company’s CFO. Any requests preliminarily approved by the CFO are then submitted to the Audit Committee for approval in the case of services requiring specific pre-approval or reported to the Audit Committee periodically in the case of services generally pre-approved.
19

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)Financial Statements

The following documents are filed as part of this Comprehensive Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 1438).

Consolidated Balance Sheets as of December 31, 2021 and 2020 (As Restated).

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020 (As Restated).

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2021 and 2020 (As Restated).

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020 (As Restated).

Notes to Consolidated Financial Statements.

(2)Financial Statement Schedules

All other schedules have been omitted since they are not applicable, not required, or because the information required is included in the consolidated financial statements and notes thereto.

(3)Exhibits

The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.
20

Item 16. Comprehensive Annual Report on Form 10-K Summary

Not Applicable.

Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report. Exhibits that previously have been filed are incorporated herein by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
2.1	Agreement and Plan of Merger, dated May 28, 2021, by and among Virtuoso Acquisition Corp., Wejo Group Limited, Yellowstone Merger Sub, Inc., Wejo Limited and Wejo Bermuda Limited	Current Report on Form 8-K	November 24, 2021
3.1	Certificate of Incorporation of Wejo Group Limited	Registration Statement on Form S-1	December 17, 2021
3.2	Memorandum of Association of Wejo Group Limited	Registration Statement on Form S-1	December 17, 2021
3.3	Amended and Restated Bye-laws of Wejo Group Limited	Current Report on Form 8-K	November 24, 2021
4.1†	Description of the Registrant’s Securities
4.2	Warrant Agreement, dated January 21, 2021, by and between Virtuoso Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	Current Report on Form 8-K	January 27, 2021
4.2.1	Warrant Assumption Agreement, dated November 18, 2021, by and among Wejo Group Limited, Virtuoso Acquisition Corp. and Continental Stock Transfer & Trust Company	Current Report on Form 8-K	November 24, 2021
10.1	Registration Rights Agreement, dated November 18, 2021, by and among Wejo Group Limited, Wejo Limited, Virtuoso Sponsor LLC and the other holders party thereto	Current Report on Form 8-K	November 24, 2021
10.2	Data Sharing Agreement, dated December 21, 2018, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.2.1	Amendment One to Data Sharing Agreement, dated February 19, 2019, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.2.2	Amendment Two to Data Sharing Agreement, dated June 25, 2019, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.2.3	Amendment Three to Data Sharing Agreement, dated November 18, 2019, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.2.4	Amendment Four to Data Sharing Agreement, dated December 5, 2019, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.2.5	Amendment Five to Data Sharing Agreement, dated April 21, 2021, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.3	Master Subscription Agreement, dated May 28, 2021, by and between Wejo Limited and Palantir Technologies	Registration Statement on Form S-4	July 16, 2021
10.4
Forward Purchase Agreement, dated November 10, 2021, between and among Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC, Apollo SPAC Fund I, L.P. and Wejo Limited
		Current Report on Form 8-K	November 24, 2021
10.5	Loan Note Instrument, dated April 21, 2021, by and among Wejo Limited and Securis Investment Partners LLP, as security agent	Current Report on Form 8-K	November 24, 2021
10.5.1
Consent and Purchase Agreement, dated July 23, 2021, by and between Wejo Limited Securis 1 Master Fund Securis II Fund – SPC, Segregated Portfolio Eight – Non Life and Life and Securis II Fund – SPC, Segregated Portfolio Eleven IST – ILS
		Current Report on Form 8-K	November 24, 2021
21

10.5.2
Amendment Agreement, dated October 28, 2021, by and between Wejo Limited Securis 1 Master Fund Securis II Fund – SPC, Segregated Portfolio Eight – Non Life and Life and Securis II Fund – SPC, Segregated Portfolio Eleven IST – ILS
		Current Report on Form 8-K	November 24, 2021
10.6+	Common Stock Purchase Agreement, dated as of February 14, 2022 between Wejo Group Limited and CF Principal Investments LLC
10.7	Registration Rights Agreement dated as of February 14, 2022 between Wejo Group Limited and CF Principal Investments LLC	Current Report on Form 8-K	February 15, 2022
10.8+	Form of Indemnity Agreement for Directors and Executive Officers of Wejo Group Limited	Current Report on Form 8-K	November 24, 2021
10.9+	Employment Agreement, dated July 30, 2021, by and between Wejo UK Ltd. and Richard Barlow	Registration Statement on Form S-4/A	September 7, 2021
10.10+	Employment Agreement, dated July 30, 2021, by and between Wejo, Inc. and John Maxwell	Registration Statement on Form S-4/A	September 7, 2021
10.11+†	Contract of Employment, dated March 2, 2015, by and between Wejo Ltd. and Sarah Larner
10.11.1+†	Change to Contract of Employment, dated September 20, 2021, by and between Wejo Ltd. and Sarah Larner
10.12+	Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.13+†	UK Sub-Plan to Wejo Group Limited 2021 Equity Incentive Plan
10.14+†	French RSU Sub-Plan to Wejo Group Limited 2021 Equity Incentive Plan
10.15+†	French Share Option Sub-Plan to Wejo Group Limited 2021 Equity Incentive Plan
10.16+	Wejo Group Limited 2021 Employee Share Purchase Plan	Current Report on Form 8-K	November 24, 2021
10.17+	Wejo Group Limited Save as You Earn Option Plan	Current Report on Form 8-K	November 24, 2021
10.18+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and Richard Barlow pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.19+	Share Option Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and John Maxwell pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.20+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and John Maxwell pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.21+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and Timothy Lee pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.22+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and Diarmid Ogilvy pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.23+†	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan
10.24+†	Form of Share Option Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan
10.25+†	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan, UK Sub-Plan (UK Employees)
10.26+†	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan, French Sub-Plan (French Employees)
10.27+†	Form of Share Option Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan, French Sub-Plan (French Employees)
10.28+†	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Non-Employee Directors pursuant to Wejo Group Limited 2021 Equity Incentive Plan
21.1†	List of Subsidiaries of Wejo Group Limited
22

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer required by Rule 13a14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†	The following materials from Wejo Group Limited’s Comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Deficit, and (v) Notes to Consolidated Financial Statements
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan or arrangement.
† Filed or furnished herewith.

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022                                    WEJO GROUP LIMITED
(Registrant)

By: /s/ Richard Barlow
Richard Barlow
Chief Executive Officer
(Principal Executive Officer)

24

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Position	Date

/s/ Richard Barlow		March 31, 2022
Richard Barlow	Chief Executive Officer and Director

/s/ John T. Maxwell		March 31, 2022
John T. Maxwell	Chief Financial Officer and Director

/s/ Timothy Lee		March 31, 2022
Timothy Lee	Director

/s/ Lawrence D. Burns		March 31, 2022
Lawrence D. Burns	Director

/s/ Samuel Hendel		March 31, 2022
Samuel Hendel	Director

/s/ Alan B. Masarek		March 31, 2022
Alan B. Masarek	Director

/s/ Diramid Ogilvy		March 31, 2022
Diramid Ogilvy	Director

/s/ Ann M. Schwister		March 31, 2022
Ann M. Schwister	Director

25