Form 10-K/A
period 2021-12-31
Wejo Group Ltd
filed 2022-04-11
CIK 1864448

______________________________________________________________________________________________________
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_____________________________________________

FORM 10-K/A
Amendment No. 1
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

As of April 8, 2022, there were 94,666,196 shares of common stock, $0.001 par value per share, outstanding.
_____________________________________________________________________________________________

EXPLANATORY NOTE TO AMENDMENT NO. 1

Wejo Group Limited (“Wejo,” “we,” “our,” “us,” or the “Company”) is filing this Amendment No. 1 to the Comprehensive Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Comprehensive Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Form 10-K”), to correct a presentation error in the restated unaudited condensed consolidated Statements of Operations and Comprehensive Loss for the three month period ended March 31, 2021 and three- and six-month periods ended June 30, 2021 (collectively, the “Relevant Periods”) of Wejo Limited or “Legacy Wejo” included in Note 2 “Restatement” to the accompanying consolidated financial statements. As previously disclosed in our Form 10-Q/A filed with the SEC on December 17, 2021, the Company restated its unaudited condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2021 in order to correct an error in the allocation of certain employee, post-retirement and other related expenses such as facilities, information technology and other costs based upon departmental function (the “Expense Allocation Adjustments”). The sole purpose of this Form 10-K/A is to reflect the Expense Allocation Adjustments in the restated unaudited condensed consolidated Statements of Operations and Comprehensive Loss for the Relevant Periods included in Note 2 “Restatement” to the accompanying consolidated financial statements.

This Form 10-K/A restates Note 1 and the unaudited condensed consolidated Statements of Operations and Comprehensive Loss for the Relevant Periods included in Note 2 “Restatement” and includes related conforming wording changes. No other changes have been made to the Original Form 10-K. This Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date. All references herein to the Comprehensive Annual Report or Form 10-K are hereinafter deemed to refer to this Form 10-K/A. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K/A.

EXPLANATORY NOTE TO THE RESTATEMENT

Wejo Group Limited is filing this Comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and 2020 (the “Comprehensive Annual Report”). This Comprehensive Annual Report corrects errors in the previously issued financial statements and restates Wejo Limited’s (“Legacy Wejo”) audited consolidated financial statements as of and for the year ended December 31, 2020, filed with the SEC in a Registration Statement on Form S-1 on December 17, 2021 and the unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2021, filed with the SEC on a Quarterly Report on Form 10-Q/A on December 17, 2021, that should no longer be relied upon. This Comprehensive Annual Report also restates the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and the three and six months ended June 30, 2021, which were included in our initial registration statements on Form S-4 and S-4/A filed in connection with the Company’s initial business combination. In this Comprehensive Annual Report, we refer to all periods described in this paragraph as the “Affected Periods.” The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Comprehensive Annual Report on Form 10-K.

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

The restatement of the consolidated financial statements (the “Restatement” or the “Valuation Adjustments”) is more fully described in Note 2 to the accompanying consolidated financial statements included herein.

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

Geographic Footprint

As of December 31, 2021, Wejo had 22 OEM, Tier 1, and Fleet data access relationships, which span the United States, Europe and Asia, with plans to expand our footprint into Latin America and other regions in the coming years. Our Wejo Marketplace Data Solutions have been used primarily in North America with the addition of early customers in Europe in late 2021. Wejo Software & Cloud Solutions launched with its first SaaS data management customer in North America in December 2021. We are building the expertise and market vertical solutions that enable global roll-outs of all eight of our Wejo Marketplace Data Solutions products and our Wejo Software & Cloud Solutions as we onboard new data access relationships around the world.

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

As discussed in the Explanatory Note and in Note 2 to the accompanying consolidated financial statements under Item 8 of this Comprehensive Annual Report on Form 10-K, we have concluded that certain of our previously issued financial statements should no longer be relied upon. We are restating our previously issued audited consolidated financial statements as of and for the year ended December 31, 2020, filed with the Securities & Exchange Commission (the “SEC”) in a Registration Statement on Form S-1 on December 17, 2021, and the unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2021, filed with the SEC on a Quarterly Report on Form 10-Q/A on December 17, 2021, to reflect the Valuation Adjustments as they should no longer be relied upon. Note 2 to the accompanying consolidated financial statements also restates the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and the three and six months ended June 30, 2021, which were included in our initial registration statements on Form S-4 and S-4/A filed in connection with the Business Combination, in each case to reflect the Valuation Adjustments and Expense Allocation Adjustments. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatements of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. Certain remediation actions were recommended, and we are in the process of implementing them. See Item 9A., Controls and Procedures of this Comprehensive Annual Report on Form 10-K for a description of these remediation measures. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement and these ongoing remediation efforts.

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

We are an “emerging growth company”, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

As a public company, we are required to maintain internal control over financial reporting and will be required to evaluate and determine the effectiveness of our internal control over financial reporting. Prior to the consummation of the Business Combination, we had been a private company with limited accounting personnel and other relevant resources with which to address our internal controls and procedures. Although we are not yet subject to the certification or attestation requirements of Section 404 of SOX, in the course of the audit of our financial statements as of December 31, 2021, our management and our independent registered public accounting firm identified deficiencies that we concluded represented material weaknesses in our internal control over financial reporting primarily attributable to our lack of an effective internal control structure and sufficient financial reporting and accounting personnel with requisite knowledge and experience in the application of U.S. GAAP, particularly in relation to the review of complex transactions and lack of appropriate internal controls over oversight, review and testing of the work performed by the Company’s third-party specialists. As a result of these material weaknesses, management identified errors in the recording of complex financial instruments, which has led to us restating our previously issued December 31, 2020 audited financial statements and the previously issued unaudited condensed consolidated interim financial statements for the interim periods ending March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, subsequent to filing of the Form 10-Q for the quarterly period ended September 30, 2021, our management identified an error in our financial statements due to a misallocation of certain personnel and related expenses between cost categories. This error resulted in a restatement of the Company’s condensed consolidated interim financial statements as of and for the three and nine months ended September 30, 2021, which was restated in a Form 10-Q/A filed on December 17, 2021.

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

Pursuant to the Forward Purchase Agreement described above and in Note 7, “Forward Purchase Agreement” in the accompanying consolidated financial statements (the “FPA”), Apollo entered into an equity prepaid forward transaction in which it agreed to acquire up to 7.5 million shares of Virtuoso Class A common stock (the “VOSO Shares”) from holders of VOSO Shares at a price per share equal to the redemption price as defined in Virtuoso’s amended and restated certificate of incorporation (the “Redemption Price” or the “Forward Price”). Upon the closing of the Business Combination, Legacy Wejo paid to Apollo the product of the number of shares subject to the Forward Purchase Agreement (the “Number of Shares”) and the Redemption Price (the “Prepayment Amount”).

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is currently traded on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “WEJO.” On April 8, 2022, there were 260 holders of record of the Company’s common stock. This figure does not include the significantly greater number of beneficial holders of our common stock.

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

Restatement

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto, which restates Legacy Wejo’s audited consolidated financial statements as of and for the year ended December 31, 2020, filed with the SEC in a Registration Statement on Form S-1 on December 17, 2021 and unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2021, filed with the SEC on a Quarterly Report on Form 10-Q/A, on December 17, 2021. In addition, we are also restating unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and the three and six months ended June 30, 2021, which were included in our initial Registration Statements on Form S-4 and Form S-4/A filed in connection with our Business Combination prior to its effectiveness. See Note 2 to the accompanying consolidated financial statements for additional information. The impact of the restatement for the Affected Periods is reflected in Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations below.

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
1 Refer to Note 1 and Note 2 to the accompanying consolidated financial statements for details of the Valuation Adjustment restatement.

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
____________________
1 Refer to Note 1 and Note 2 to the accompanying consolidated financial statements for details of the Valuation Adjustments restatement.

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
______________
1 Refer to Note 1 and Note 2 to the accompanying consolidated financial statements for details of the Valuation Adjustments restatement.
2 The loss on the fair value of the derivative liability has increased $598,000 for the three months ended September 30, 2020 related to the Valuation Adjustments that have been recorded for the year ended December 31, 2020.

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
______________
1 Refer to Note 1 and Note 2 to the accompanying consolidated financial statements for details of the Valuation Adjustments restatement.
2 The loss on the fair value of the derivative liability has increased $598,000 for the nine months ended September 30, 2020 related to the Valuation Adjustments that have been recorded for the year ended December 31, 2020.

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

Restatement of Previously Issued Financial Statements

Valuation Adjustments

Note 2, Restatement corrects errors in the previously issued financial statements and restates Wejo Limited’s (“Legacy Wejo”) audited consolidated financial statements as of and for the year ended December 31, 2020, filed with the SEC in a Registration Statement on Form S-1 on December 17, 2021 and the unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2021, filed with the SEC on a Quarterly Report on Form 10-Q/A on December 17, 2021. Note 2 also restates the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and the three- and six-months ended June 30, 2021, which were included in our initial registration statements on Form S-4 and S-4/A filed in connection with the Company’s initial business combination. The Company refers to all periods described in this paragraph as the “Affected Periods.”

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

Expense Allocation Adjustments

The Company is amending Note 1 and Note 2 to its consolidated financial statements to correct a presentation error in the restated unaudited condensed consolidated Statements of Operations and Comprehensive Loss for the three month period ended March 31, 2021 and three- and six- month periods ended June 30, 2021 (collectively, the “Relevant Periods”) of Wejo Limited or “Legacy Wejo” included in Note 2 “Restatement”. As previously disclosed in the Company’s Form 10-Q/A filed with the SEC on December 17, 2021, the Company restated its unaudited condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2021 in order to correct an error in the allocation of certain employee, post-retirement and other related expenses such as facilities, information technology and other costs based upon departmental function. The sole purpose of this restatement is to reflect such reallocation in the unaudited condensed consolidated Statements of Operations and Comprehensive Loss for the Relevant Periods included in Note 2 “Restatement”. The Company believes the Expense Allocation

Adjustments are not material to the consolidated financial statements. The effect of this presentation error is illustrated in the footnotes to the Relevant Periods in Note 2.

2. Restatement

As described in Note 1, the Company has restated the unaudited condensed consolidated Statements of Operations and Comprehensive Loss for the three-month period ended March 31, 2021 and three- and six-month periods ended June 30, 2021 to reflect the Expense Allocation Adjustments.

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

The following tables set forth a summary of where the restatement adjustments had an effect on Legacy Wejo’s consolidated financial statements as of December 31, 2020:

Consolidated Balance Sheets

	Year Ended December 31, 2020
(in thousands)	Reported	Valuation Adjustments [1]	As Restated
Assets
Current assets:
Cash	$14,421	$—	$14,421
Accounts receivable, net	688	—	688
Prepaid expenses and other current assets	6,053	—	6,053
Total current assets	21,162	—	21,162
Property and equipment, net	320	—	320
Intangible assets, net	10,946	—	10,946
Total assets	$32,428	$—	$32,428
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,890	$—	$4,890
Accrued expenses and other current liabilities	9,891	—	9,891
Advanced Subscription Agreement	8,098	22	8,120
Debt to related parties	10,129	—	10,129
Total current liabilities	33,008	22	33,030
Non-current liabilities:
Convertible loan notes	6,130	—	6,130
Derivative liability	34,982	4,798	39,780
Other non-current liabilities	84	—	84
Total liabilities	74,204	4,820	79,024
Commitments and contingencies
Shareholders’ deficit:
Ordinary Shares	87	—	87
B Ordinary Shares	67	—	67
Additional paid in capital	104,799	918	105,717
Accumulated deficit	(146,770)	(5,403)	(152,173)
Accumulated other comprehensive income (loss)	41	(335)	(294)
Total shareholders’ deficit	(41,776)	(4,820)	(46,596)
Total liabilities and shareholders’ deficit	$32,428	$—	$32,428
1- The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2020
(in thousands, except share and per share amounts)	Reported	Valuation Adjustments [1]	As Restated
Revenue, net	$1,336	$—	$1,336
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,688	—	1,688
Technology and development	7,683	—	7,683
Sales and marketing	7,039	—	7,039
General and administrative	10,173	—	10,173
Depreciation and amortization	4,077	—	4,077
Total costs and operating expenses	30,660	—	30,660
Loss from operations	(29,324)	—	(29,324)
Loss on issuance of convertible loan notes	(13,112)	(2,924)	(16,036)
Loss on fair value of derivative liability	(8,724)	(2,409)	(11,133)
Loss on fair value of Advanced Subscription Agreements	(1,808)	(70)	(1,878)
Interest expense	(2,594)	—	(2,594)
Other income, net	687	—	687
Net loss	(54,875)	(5,403)	(60,278)
Other comprehensive loss:
Foreign currency exchange translation adjustment	(2,220)	(335)	(2,555)
Total comprehensive loss	$(57,095)	$(5,738)	$(62,833)
Net loss per common share - basic and diluted	$(1.51)	$(0.15)	$(1.66)
Weighted-average basic and diluted common shares	36,285,113	—	36,285,113
1- The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2020
(in thousands)	Reported	Valuation Adjustments [1]	As Restated
Operating activities
Net loss	$(54,875)	$(5,403)	$(60,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,078	—	1,078
Loss on issuance of convertible loans	13,112	2,924	16,036
Loss on disposal of property and equipment	58	—	58
Depreciation and amortization	4,077	—	4,077
Non-cash loss on foreign currency remeasurement	338	—	338
Loss on fair value of Advanced Subscription Agreements	1,808	70	1,878
Loss on fair value of derivative liability	8,724	2,409	11,133
Changes in operating assets and liabilities:
Accounts receivable	(400)	—	(400)
Prepaid expenses and other current assets	(90)	—	(90)
Accounts payable	2,647	—	2,647
Accrued expenses and other liabilities	2,023	—	2,023
Net cash used in operating activities	(21,500)	—	(21,500)
Investing activities
Purchase of property and equipment	(55)	—	(55)
Development of internal software	(1,810)	—	(1,810)
Net cash used in investing activities	(1,865)	—	(1,865)
Financing activities
Proceeds from the issuance of ordinary shares, net of issuance costs	1,004	—	1,004
Proceeds from issuance of advance subscriptions, net of issuance costs	348	—	348
Proceeds from issuance of convertible loans	25,222	—	25,222
Payment of issuance costs of convertible loans	(852)	—	(852)
Proceeds from other loan	84	—	84
Proceeds from issuance of related party debt	9,862	—	9,862
Net cash provided by financing activities	35,668	—	35,668
Effect of exchange rate changes on cash	823	—	823
Net increase in cash	13,126	—	13,126
Cash at beginning of period	1,295	—	1,295
Cash at end of period	$14,421	$—	$14,421
Non-cash financing activities
Advanced subscription agreements converted into common shares	$1,396	$53	$1,449
Supplemental cash flow information
Interest paid	$529	$—	$529
1- The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

Interim Financial Information (As Restated)

Restatement information related to unaudited condensed consolidated financial statements

The following tables present the unaudited condensed consolidated financial statements for the quarters in 2021 and summarize where the restatement adjustments had an effect on the Company's unaudited condensed consolidated financial statements:

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2021
(in thousands)	As Reported	Valuation Adjustments [1]	As Restated
Assets
Current assets:
Cash	$20,467	$—	$20,467
Accounts receivable, net	636	—	636
Prepaid expenses and other current assets	5,088	—	5,088
Total current assets	26,191	—	26,191
Property and equipment, net	387	—	387
Intangible assets, net	10,407	—	10,407
Total assets	$36,985	—	$36,985
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,355	$—	$6,355
Accrued expenses and other current liabilities	7,894	—	7,894
Advanced Subscription Agreements	9,227	247	9,474
Debt to related parties	10,141	—	10,141
Total current liabilities	33,617	247	33,864
Non-current liabilities:
Convertible loan notes	6,937	—	6,937
Derivative liability	101,003	25,060	126,063
Total liabilities	141,557	25,307	166,864
Commitments and contingencies
Shareholders’ deficit:
Ordinary shares	87	—	87
B Ordinary shares	67	—	67
Additional paid in capital	121,760	3,602	125,362
Accumulated deficit	(226,203)	(28,327)	(254,530)
Accumulated other comprehensive loss	(283)	(582)	(865)
Total shareholders’ deficit	(104,572)	(25,307)	(129,879)
Total liabilities and shareholders’ deficit	$36,985	$—	$36,985
1- The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

	June 30, 2021
(in thousands)	As Reported	Valuation Adjustments [1]	As Restated
Assets
Current assets:
Cash	$15,275	$—	$15,275
Accounts receivable, net	609	—	609
Prepaid expenses and other current assets	10,976	—	10,976
Total current assets	26,860	—	26,860
Property and equipment, net	485	—	485
Intangible assets, net	10,297	—	10,297
Total assets	$37,642	—	$37,642
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,808	$—	$4,808
Accrued expenses and other current liabilities	14,754	—	14,754
Advanced Subscription Agreement	14,914	(2,100)	12,814
Debt to related parties	177	—	177
Total current liabilities	34,653	(2,100)	32,553
Non-current liabilities:
Convertible loan notes	7,894	—	7,894
Derivative liability	128,357	(30,549)	97,808
Long term debt, net of unamortized debt discount and debt issuance costs	17,113	—	17,113
Total liabilities	188,017	(32,649)	155,368
Commitments and contingencies
Shareholders’ deficit:
Ordinary shares	87	—	87
B Ordinary shares	67	—	67
Additional paid in capital	132,023	4,983	137,006
Accumulated deficit	(283,028)	28,752	(254,276)
Accumulated other comprehensive income (loss)	476	(1,086)	(610)
Total shareholders’ deficit	(150,375)	32,649	(117,726)
Total liabilities and shareholders’ deficit	$37,642	$—	$37,642
1- The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

	September 30, 2021
(in thousands)	As Reported	Valuation Adjustments [1]	As Restated
Assets
Current assets:
Cash	$8,611	$—	$8,611
Accounts receivable, net	930	—	930
Prepaid expenses and other current assets	12,577	—	12,577
Total current assets	22,118	—	22,118
Property and equipment, net	603	—	603
Intangible assets, net	9,917	—	9,917
Total assets	$32,638	$—	$32,638
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$7,282	$—	$7,282
Accrued expenses and other current liabilities	20,957	—	20,957
Debt to related parties	34	—	34
Total current liabilities	28,273	—	28,273
Non-current liabilities:
Convertible loan notes	8,809	—	8,809
Derivative liability	126,927	(34,665)	92,262
Long term debt, net of unamortized debt discount and debt issuance costs	26,313	—	26,313
Total liabilities	190,322	(34,665)	155,657
Commitments and contingencies
Shareholders’ deficit:
Ordinary shares	89	—	89
B Ordinary shares	70	—	70
Additional paid in capital	146,768	2,990	149,758
Accumulated deficit	(308,678)	33,531	(275,147)
Accumulated other comprehensive income (loss)	4,067	(1,856)	2,211
Total shareholders’ deficit	(157,684)	34,665	(123,019)
Total liabilities and shareholders’ deficit	$32,638	$—	$32,638
1- The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Unaudited Three Months Ended March 31, 2021
(in thousands, except share and per share amounts)	As Reported	Expense Allocation Adjustments [1]	Valuation Adjustments [2]	As Restated
Revenue, net	$305	$—	$—	$305
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	799	(446)	—	353
Technology and development	2,618	(136)	—	2,482
Sales and marketing	2,567	(113)	—	2,454
General and administrative	2,237	695	—	2,932
Depreciation and amortization	1,025	—	—	1,025
Total costs and operating expenses	9,246	—	—	9,246
Loss from operations	(8,941)	—	—	(8,941)
Loss on issuance of convertible loan notes	(27,343)	—	(5,958)	(33,301)
Loss on fair value of derivative liability	(40,160)	—	(16,742)	(56,902)
Loss on fair value of Advanced Subscription Agreements	(1,048)	—	(224)	(1,272)
Interest expense	(1,862)	—	—	(1,862)
Other expense, net	(79)	—	—	(79)
Net loss	(79,433)	—	(22,924)	(102,357)
Other comprehensive loss:
Foreign currency exchange translation adjustment	(324)	—	(247)	(571)
Total comprehensive loss	$(79,757)	$—	$(23,171)	$(102,928)
Net loss per ordinary share – basic and diluted	$(2.18)	$—	$(0.63)	$(2.81)
Weighted-average basic and diluted ordinary shares	36,463,696	$—	—	36,463,696
1 - The “Expense Allocation Adjustments” relate to the allocation error of certain employee, post-retirement and other related expenses and recognizes the impact to the quarter presented of the restatement disclosed in the Company’s Form 10-Q/A and described in Note 1 and Note 2. This adjustment is not related to the “Valuation Adjustments” described below.
2 - The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

	Unaudited Three Months Ended June 30, 2021
(in thousands, except share and per share amounts)	As Reported	Expense Allocation Adjustments [1]	Valuation Adjustments [2]	As Restated
Revenue, net	$542	$—	$—	$542
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,543	(920)	—	623
Technology and development	3,877	25	—	3,902
Sales and marketing	3,572	(42)	—	3,530
General and administrative	5,712	937	—	6,649
Depreciation and amortization	1,130	—	—	1,130
Total costs and operating expenses	15,834	—	—	15,834
Loss from operations	(15,292)	—	—	(15,292)
Loss on issuance of convertible loan notes	(16,899)	—	(3,767)	(20,666)
Gain (loss) on fair value of derivative liability	(16,456)	—	58,489	42,033
Loss on fair value of Advanced Subscription Agreements	(5,717)	—	2,357	(3,360)
Interest expense	(2,455)	—	—	(2,455)
Other expense, net	(6)	—	—	(6)
Net (loss) income	(56,825)	—	57,079	254
Other comprehensive loss:
Foreign currency exchange translation adjustment	759	—	(504)	255
Total comprehensive (loss) income	$(56,066)	$—	$56,575	$509
Net (loss) income per ordinary share - Basic	$(1.56)	$—	$1.57	$0.01
Net (loss) income per ordinary share - Diluted	$(1.56)	$—	$1.57	$0.01
Weighted-average basic ordinary shares	36,463,696	—	—	36,463,696
Weighted-average diluted ordinary shares [3]	36,463,696	—	2,880,163	39,343,859
1 - The “Expense Allocation Adjustments” relate to the allocation error of certain employee, post-retirement and other related expenses and recognizes the impact to the quarter presented of the restatement disclosed in the Company’s Form 10-Q/A and described in Note 1 and Note 2. This adjustment is not related to the “Valuation Adjustments” described below.
2 - The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.
3 - The adjustment represents 1,826,890 warrants and 1,053,273 ASAs to purchase ordinary shares of Legacy Wejo which became dilutive securities as a result of the restatement.

	Unaudited Six Months Ended June 30, 2021
(in thousands, except share and per share amounts)	As Reported	Expense Allocation Adjustments [1]	Valuation Adjustments [2]	As Restated
Revenue, net	$847	$—	$—	$847
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	2,342	(1,366)	—	976
Technology and development	6,495	(111)	—	6,384
Sales and marketing	6,139	(155)	—	5,984
General and administrative	7,949	1,632	—	9,581
Depreciation and amortization	2,155	—	—	2,155
Total costs and operating expenses	25,080	—	—	25,080
Loss from operations	(24,233)	—	—	(24,233)
Loss on issuance of convertible loan notes	(44,242)	—	(9,725)	(53,967)
Gain (loss) on fair value of derivative liability	(56,616)	—	41,747	(14,869)
Loss on fair value of Advanced Subscription Agreements	(6,765)	—	2,133	(4,632)
Interest expense	(4,317)	—	—	(4,317)
Other expense, net	(85)	—	—	(85)
Net (loss) income	(136,258)	—	34,155	(102,103)
Other comprehensive loss:
Foreign currency exchange translation adjustment	435	—	(751)	(316)
Total comprehensive (loss) income	$(135,823)	$—	$33,404	$(102,419)
Net (loss) income per ordinary share - Basic	$(3.74)	$—	$0.94	$(2.80)
Net (loss) income per ordinary share - Diluted	$(3.74)	$—	$0.94	$(2.80)
Weighted-average basic ordinary shares	36,463,696	—	—	36,463,696
Weighted-average diluted ordinary shares	36,463,696	—	—	36,463,696
1 - The “Expense Allocation Adjustments” relate to the allocation error of certain employee, post-retirement and other related expenses and recognizes the impact to the period presented of the restatement disclosed in the Company’s Form 10-Q/A and described in Note 1 and Note 2. This adjustment is not related to the “Valuation Adjustments” described below.
2 - The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

	Unaudited Three Months Ended September 30, 2021			Unaudited Nine Months Ended September 30, 2021
(in thousands, except share and per share amounts)	As Reported	Valuation Adjustments[1]	As Restated	As Reported	Valuation Adjustments[1]	As Restated
Revenue, net	$351	$—	$351	$1,198	$—	$1,198
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	888	—	888	1,864	—	1,864
Technology and development	7,691	—	7,691	14,075	—	14,075
Sales and marketing	4,963	—	4,963	10,947	—	10,947
General and administrative	6,665	—	6,665	16,246	—	16,246
Depreciation and amortization	1,108	—	1,108	3,263	—	3,263
Total costs and operating expenses	21,315	—	21,315	46,395	—	46,395
Loss from operations	(20,964)	—	(20,964)	(45,197)	—	(45,197)
Loss on issuance of convertible loan notes	—	—	—	(44,242)	(9,725)	(53,967)
Gain (Loss) on fair value of derivative liability	(1,637)	4,905	3,268	(58,253)	46,652	(11,601)
Gain (Loss) on fair value of Advanced Subscription Agreements	288	(126)	162	(6,477)	2,007	(4,470)
Interest expense	(2,954)	—	(2,954)	(7,271)	—	(7,271)
Other expense, net	(383)	—	(383)	(468)	—	(468)
Net loss	(25,650)	4,779	(20,871)	(161,908)	38,934	(122,974)
Other comprehensive loss:
Foreign currency exchange translation adjustment	3,591	(770)	2,821	4,026	(1,521)	2,505
Total comprehensive loss	$(22,059)	$4,009	$(18,050)	$(157,882)	$37,413	$(120,469)
Net loss per ordinary share – basic and diluted	$(0.69)	$0.13	$(0.56)	$(4.41)	$1.06	$(3.35)
Weighted-average basic and diluted ordinary shares	37,162,062	—	37,162,062	36,699,038	—	36,699,038
1- The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2021
(in thousands)	As Reported	Valuation Adjustments [1]	As Restated
Operating activities
Net loss	$(79,433)	$(22,924)	$(102,357)
Non-cash interest expense	801	—	801
Loss on issuance of convertible loans	27,343	5,958	33,301
Gain on disposal of property and equipment	—	—	—
Depreciation and amortization	1,025	—	1,025
Non-cash gain on foreign currency remeasurement	(80)	—	(80)
Loss on fair value of Advanced Subscription Agreements	1,048	224	1,272
Loss on fair value of derivative liability	40,160	16,742	56,902
Changes in operating assets and liabilities:
Accounts receivable	52	—	52
Prepaid expenses and other current assets	3,154	—	3,154
Accounts payable	1,442	—	1,442
Accrued expenses and other liabilities	(4,119)	—	(4,119)
Net cash used in operating activities	(8,607)	—	(8,607)
Investing activities
Purchase of property and equipment	(126)	—	(126)
Development of internal software	(316)	—	(316)
Net cash used in investing activities	(442)	—	(442)
Financing activities
Proceeds from issuance of convertible loans	16,115	—	16,115
Payment of issuance cost of convertible loans	(998)	—	(998)
Repayment of other loan	(84)	—	(84)
Proceeds from issuance of related party debt	17	—	17
Payment of deferred financing costs	(100)	—	(100)
Net cash provided by financing activities	14,950	—	14,950
Effect of exchange rate changes on cash	145	—	145
Net increase in cash	6,046	—	6,046
Cash at the beginning of period	14,421	—	14,421
Cash at the end of the period	$20,467	$—	$20,467
Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accounts payable and accrued expenses	$2,070	$—	$2,070
1- The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

	Six Months Ended June 30, 2021
(in thousands)	As Reported	Valuation Adjustments [1]	As Restated
Operating activities
Net loss	$(136,258)	$34,155	$(102,103)
Non-cash interest expense	2,245	—	2,245
Loss on issuance of convertible loans	44,242	9,725	53,967
Gain on disposal of property and equipment	(4)	—	(4)
Depreciation and amortization	2,155	—	2,155
Non-cash gain on foreign currency remeasurement	(96)	—	(96)
Loss on fair value of Advanced Subscription Agreements	6,765	(2,133)	4,632
Loss on fair value of derivative liability	56,616	(41,747)	14,869
Accounts receivable	79	—	79
Prepaid expenses and other current assets	2,795	—	2,795
Accounts Payable	2,547	—	2,547
Accrued expenses and other liabilities	(358)	—	(358)
Net cash used in operating activities	(19,272)	—	(19,272)
Investing Activities
Purchase of property and equipment	(251)	—	(251)
Development of internal software	(1,250)	—	(1,250)
Net cash used in Investing Activities	(1,501)	—	(1,501)
Financing Activities
Proceeds from issuance of convertible loans	16,222	—	16,222
Payment of issuance cost of convertible loans	(1,004)	—	(1,004)
Net proceeds from issuance of long terms debt	17,265	—	17,265
Payment of issuance costs of long term debt	(638)	—	(638)
Repayment of other loan	(84)	—	(84)
Proceeds from issuance of related party debt	35	—	35
Repayment of related party debt	(10,000)	—	(10,000)
Payment of deferred financing costs	(400)	—	(400)
Net cash provided by financing activities	21,396	—	21,396
Effect of exchange rate changes on cash	231	—	231
Net increase in cash	854	—	854
Cash at the beginning of period	14,421	—	14,421
Cash at the end of the period	$15,275	$—	$15,275
Supplemental Disclosure of non-cash Financing Activities
Property and Equipment purchase in accounts payable	$45	$—	$45
Deferred offering costs included in accounts payable and accrued expenses	$5,404	$—	$5,404
Convertible notes issued through settlement of accounts payable and recognition of prepaid revenue share costs	$4,832	$—	$4,832
Supplemental Cash Flow information
Interest paid	$863	$—	$863
1- The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

	Nine Months Ended September 30, 2021
(in thousands)	As Reported	Valuation Adjustments [1]	As Restated
Operating activities
Net loss	$(161,908)	$38,934	$(122,974)
Non-cash interest expense	4,230	—	4,230
Loss on issuance of convertible loans	44,242	9,725	53,967
Gain on disposal of property and equipment	(4)	—	(4)
Depreciation and amortization	3,263	—	3,263
Non-cash loss on foreign currency remeasurement	527	—	527
Loss on fair value of Advanced Subscription Agreements	6,477	(2,007)	4,470
Loss on fair value of derivative liability	58,253	(46,652)	11,601
Changes in operating assets and liabilities
Accounts receivable	(244)	—	(244)
Prepaid expenses and other current assets	3,662	—	3,662
Accounts payable	5,171	—	5,171
Accrued expenses and other liabilities	6,404	—	6,404
Net cash used in operating activities	(29,927)	—	(29,927)
Investing activities
Purchase of property and equipment	(482)	—	(482)
Development of internal software	(2,136)	—	(2,136)
Net cash used in investing activities	(2,618)	—	(2,618)
Financing activities
Proceeds from issuance of convertible loans	16,222	—	16,222
Payment of issuance cost of convertible loans	(1,004)	—	(1,004)
Net proceeds from issuance of long terms debt	25,631	—	25,631
Payment of issuance costs of long term debt	(638)	—	(638)
Repayment of other loan	(84)	—	(84)
Repayment of related party debt	(10,143)	—	(10,143)
Payment of deferred financing costs	(3,148)	—	(3,148)
Net cash provided by financing activities	26,836	—	26,836
Effect of exchange rate changes on cash	(101)	—	(101)
Net decrease in cash	(5,810)	—	(5,810)
Cash at the beginning of period	14,421	—	14,421
Cash at the end of the period	$8,611	$—	$8,611
Supplemental disclosure of non-cash financing activities
Property and equipment purchase in accounts payable	$40	$—	$40
Advanced Subscription Agreements converted into ordinary shares	$14,750	$(1,993)	$12,757
Deferred offering costs included in accounts payable and accrued expenses	$5,392	$—	$5,392
Convertible notes issued through settlement of accounts payable and recognition of prepaid revenue share costs	$4,714	$—	$4,714
Supplemental cash flow information
Interest paid	$863	$—	$863
1- The “Valuation Adjustments” pertain to the restatement in relation to the misinterpretation of certain conversion terms of the CLN agreement and using the wrong output from the valuation report as described in Note 1 and Note 2.

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

The following table identifies our directors as of April 8, 2022:

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

The following table identifies our executive officers as of April 8, 2022:

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2021 Equity Incentive Plan	6,683,861(2)	$11.04(3)	7,408,669(4)
2021 Employee Share Purchase Plan	N/A	N/A	1,879,004
Equity compensation plans not approved by security holders[1]	N/A	N/A	N/A
Total	6,683,861		9,287,673
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
19

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)Financial Statements

The following documents are filed as part of this Comprehensive Annual Report on Form 10-K/A:

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
		Current Report on Form 8-K	November 24, 2021
10.6	Common Stock Purchase Agreement, dated as of February 14, 2022 between Wejo Group Limited and CF Principal Investments LLC	Annual Report on Form 10-K	March 31, 2022
10.7	Registration Rights Agreement dated as of February 14, 2022 between Wejo Group Limited and CF Principal Investments LLC	Current Report on Form 8-K	February 15, 2022
10.8+	Form of Indemnity Agreement for Directors and Executive Officers of Wejo Group Limited	Current Report on Form 8-K	November 24, 2021
10.9+	Employment Agreement, dated July 30, 2021, by and between Wejo UK Ltd. and Richard Barlow	Registration Statement on Form S-4/A	September 7, 2021
10.10+	Employment Agreement, dated July 30, 2021, by and between Wejo, Inc. and John Maxwell	Registration Statement on Form S-4/A	September 7, 2021
10.11+	Contract of Employment, dated March 2, 2015, by and between Wejo Ltd. and Sarah Larner	Annual Report on Form 10-K	March 31, 2022
10.11.1+	Change to Contract of Employment, dated September 20, 2021, by and between Wejo Ltd. and Sarah Larner	Annual Report on Form 10-K	March 31, 2022
10.12+	Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.13+	UK Sub-Plan to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.14+	French RSU Sub-Plan to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.15+	French Share Option Sub-Plan to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.16+	Wejo Group Limited 2021 Employee Share Purchase Plan	Current Report on Form 8-K	November 24, 2021
10.17+	Wejo Group Limited Save as You Earn Option Plan	Current Report on Form 8-K	November 24, 2021
10.18+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and Richard Barlow pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.19+	Share Option Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and John Maxwell pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.20+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and John Maxwell pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.21+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and Timothy Lee pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.22+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and Diarmid Ogilvy pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.23+	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.24+	Form of Share Option Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.25+	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan, UK Sub-Plan (UK Employees)	Annual Report on Form 10-K	March 31, 2022
10.26+	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan, French Sub-Plan (French Employees)	Annual Report on Form 10-K	March 31, 2022
10.27+	Form of Share Option Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan, French Sub-Plan (French Employees)	Annual Report on Form 10-K	March 31, 2022
10.28+	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Non-Employee Directors pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
22

21.1†	List of Subsidiaries of Wejo Group Limited
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer required by Rule 13a14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†	The following materials from Wejo Group Limited’s Comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Deficit, and (v) Notes to Consolidated Financial Statements
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan or arrangement.
† Filed or furnished herewith.

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2022

WEJO GROUP LIMITED
(Registrant)

By: /s/ Richard Barlow
Richard Barlow
Chief Executive Officer
(Principal Executive Officer)

24