Form 10-Q
period 2022-03-31
Wejo Group Ltd
filed 2022-05-16
CIK 1864448

_________________________________________________________________________________________________
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 94,666,196 common shares, $0.001 par value per share, outstanding.
_________________________________________________________________________________________

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and these forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties.

Forward-looking statements speak only as of the date they are made. These cautionary statements are being made pursuant to federal securities laws with the intention of obtaining the benefits of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Readers are cautioned against relying on forward-looking statements, and Wejo Group Limited (“Wejo,” “we,” “our,” “us,” or the “Company”) assumes no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. The Company does not give any assurance that it will achieve its expectations.

Forward-looking statements include, but are not limited to, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for the Company’s products and services and the Company’s ability to serve those market; (ii) the degree of market acceptance and adoption of the Company’s products and services; (iii) the Company’s ability to develop innovative products and services and compete with other companies engaged in the automotive technology industry; and (iv) the Company’s ability to attract and retain customers. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. The Company does not give any assurance that the Company will achieve its expectations. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•The projected financial information, anticipated growth rate and market opportunity of the Company;
•The ability to obtain or maintain the listing of the Company’s common shares and Company warrants on the NASDAQ Stock Market LLC (“NASDAQ”);
•The Company’s public securities’ potential liquidity and trading;
•The Company’s ability to raise financing in the future and access to facilities;
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described within the risk factors disclosed in Part I, Item 1A in the Company’s Comprehensive Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021. You should carefully consider the risks and uncertainties described in this Quarterly Report as they identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART 1. Financial Information

Item 1. Financial Statements
Wejo Group Limited
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$39,731	$67,322
Accounts receivable, net	2,068	1,416
Forward Purchase Agreement	28,907	45,611
Prepaid expenses and other current assets	15,793	17,518
Total current assets	86,499	131,867
Property and equipment, net	645	651
Operating lease right-of-use asset	3,260	—
Intangible assets, net	8,859	9,489
Other assets	471	—
Total assets	$99,734	$142,007
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable, including due to related party of $1,130 and $1,464, respectively	$18,666	$15,433
Accrued expenses and other current liabilities	17,258	21,089
Current portion of operating lease liability	644	—
Income tax payable	378	282
Total current liabilities	36,946	36,804
Non-current liabilities:
Long term portion of operating lease liability	2,618	—
Long term debt, net of unamortized debt discount and debt issuance costs	34,948	33,705
Public Warrants	6,717	12,650
Exchangeable right liability	4,174	11,154
Total liabilities	85,403	94,313
Commitments and contingencies
Shareholders’ equity
Common shares, $0.001 par value, 634,000,000 shares authorized; 94,666,196 and 93,950,205 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	95	94
Additional paid in capital	419,299	415,304
Accumulated deficit	(410,293)	(369,951)
Accumulated other comprehensive income	5,230	2,247
Total shareholders’ equity	14,331	47,694
Total liabilities and shareholders’ equity	$99,734	$142,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue, net	$568	$305
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,317	353
Technology and development	7,297	2,482
Sales and marketing	5,214	2,454
General and administrative	17,729	2,932
Depreciation and amortization	1,098	1,025
Total costs and operating expenses	32,655	9,246
Loss from operations	(32,087)	(8,941)
Loss on issuance of convertible loan notes	—	(33,301)
Loss on fair value of derivative liability	—	(56,902)
Gain on fair value of public warrant liabilities	5,933	—
Loss on fair value of Forward Purchase Agreement	(16,704)	—
Gain on fair value of exchangeable right liability	6,980	—
Loss on fair value of Advanced Subscription Agreements, including related party of nil and $(407), respectively	—	(1,272)
Interest expense	(1,243)	(1,862)
Other expense, net	(3,125)	(79)
Loss before income taxes	(40,246)	(102,357)
Income tax expense	(96)	—
Net loss	(40,342)	(102,357)
Other comprehensive loss:
Foreign currency exchange translation adjustment	2,983	(571)
Total comprehensive loss	$(37,359)	$(102,928)
Net loss per common share - basic and diluted	$(0.43)	$(2.81)
Weighted-average basic and diluted common shares	94,300,245	36,463,696
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Shares		Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Value
Balance at December 31, 2021	93,950,205	$94	$415,304	$2,247	$(369,951)	$47,694
Issuance of common shares	715,991	1	2,999	—	—	3,000
Share-based compensation expense	—	—	996	—	—	996
Unrealized gain on foreign currency translation	—	—	—	2,983	—	2,983
Net loss	—	—	—	—	(40,342)	(40,342)
Balance at March 31, 2022	94,666,196	$95	$419,299	$5,230	$(410,293)	$14,331

Balance at December 31, 2020	36,463,696	$36	$105,835	$(294)	$(152,173)	$(46,596)
Debt discount related to beneficial conversion feature of convertible loan notes	—	—	19,645	—	—	19,645
Unrealized loss on foreign currency translation	—	—	—	(571)	—	(571)
Net loss	—	—	—	—	(102,357)	(102,357)
Balance at March 31, 2021	36,463,696	$36	$125,480	$(865)	$(254,530)	$(129,879)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(40,342)	$(102,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,243	801
Loss on issuance of convertible loans	—	33,301
Depreciation and amortization	1,098	1,025
Non-cash share-based compensation expense	996	—
Non-cash expense settled by issuance of commitment shares	3,000	—
Non-cash lease expense	156	—
Non-cash loss (gain) on foreign currency remeasurement	4,174	(80)
Loss on fair value of Advanced Subscription Agreements	—	1,272
Loss in fair value of derivative liability	—	56,902
Gain on fair value of warrant liabilities	(5,933)	—
Loss on fair value of Forward Purchase Agreement	16,704	—
Gain on fair value of exchangeable right liability	(6,980)	—
Changes in operating assets and liabilities:
Accounts receivable	(656)	52
Prepaid expenses and other current assets	1,332	3,154
Accounts payable	3,839	1,442
Operating lease liability	(155)	—
Other assets	(480)	—
Accrued expenses and other liabilities	(1,407)	(4,119)
Income tax provision	96	—
Net cash used in operating activities	(23,315)	(8,607)
Investing activities
Purchases of property and equipment	(145)	(126)
Development of internal software	(662)	(316)
Net cash used in investing activities	(807)	(442)
Financing activities
Proceeds from issuance of convertible loans	—	16,115
Payment of issuance costs of convertible loans	—	(998)
Payment of transaction costs	(2,085)	—
Repayment of other loan	—	(84)
Proceeds from issuance of related party debt	—	17
Payment of deferred financing costs	—	(100)
Net cash (used in) provided by financing activities	(2,085)	14,950
Effect of exchange rate changes on cash	(1,384)	145
Net (decrease) increase in cash	(27,591)	6,046
Cash at beginning of period	67,322	14,421
Cash at end of period	$39,731	$20,467
Non-cash financing activities
Property and equipment purchases in accounts payable	$24	$—
Transaction costs included in accounts payable and accrued expenses	$6,391	$—
Right-of-use asset obtained in exchange for new operating lease liability	$3,481	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$2,070
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business

Wejo Group Limited (“Wejo” or the “Company”) is a publicly traded holding company incorporated under the laws of Bermuda. As used in this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” or “our” refer to Wejo and all of its subsidiaries. Wejo Group Limited was originally incorporated as an exempted company limited by shares incorporated under the laws of Bermuda on May 21, 2021 for purposes of effectuating the transactions (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Agreement and Plan of Merger”) dated as of May 28, 2021, by and among Virtuoso Acquisition Corp. (“Virtuoso”), Yellowstone Merger Sub, Inc. (the “Merger Sub”), Wejo Bermuda Limited (“Wejo Bermuda”) and Wejo Limited (a private limited liability company incorporated under the laws of England and Wales on December 13, 2013, herein referred to as “Legacy Wejo” or “Accounting Predecessor”). In connection with the Business Combination, the Company’s common shares and warrants were listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbols WEJO and WEJOW, respectively.

Products and services

The Company provides software and technology solutions to various multiple market verticals in combination with services that utilize ingested and standardized connected vehicle and other high volume, high value datasets, through its proprietary cloud software and analytics platform, Wejo Neural Edge (which is the Company’s technology that includes the Wejo ADEPT platform). The Company’s sector solutions, primarily delivered at this time in the United States and Europe, provide valuable insights to its customers in public and private organizations, including, but not limited to, automotive original equipment manufacturers (“OEMs”), first tier (“Tier 1”) automotive suppliers, fleet management companies (“Fleets”), departments of transportation, retailers, mapping companies, universities, advertising firms, construction firms and research departments. In particular, these solutions can be used to unlock unique insights about mobility journeys, city planning, electric vehicle (“EV”) usage, driver safety, audience and media measurements and more. Over the next several years, the Company expects to further expand its platform to ingest data globally from numerous additional OEMs and other valuable sources, enabling the expansion into additional market verticals and geographic regions, as well as provide broader and deeper business insights to its OEM and Tier 1 preferred partners.

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

The Company has two primary business lines, Wejo Marketplace Data Solutions, which includes its data visualization platform (“Wejo Studio”), and Wejo Software & Cloud Solutions. Wejo Marketplace Data Solutions utilizes ingested data from multiple sources that is transformed into standardized data sets, which generate rich insights to be utilized by its customers. Wejo Marketplace Data Solutions interacts with customers through Wejo Studio, the Company’s platform for data visualization tools that displays these valuable insights to its customers in a consumable and actionable format, as well as through data licenses of its proprietary data used by customers for ongoing and efficient access to quickly evolving data trends. Wejo Software & Cloud Solutions utilizes these same valuable data sets to support design and development of solutions such as software platforms, software analytical tools, data management software, and data privacy solutions for its OEM partners, its Tier 1 partners, Fleet, and insurance companies. Wejo Software & Cloud Solutions empowers customers to improve the management of their operations and creates a better customer experience through SaaS licenses of software platforms, software analytical tools, data management software, privacy and data compliance software, and data visualization software. Each business vertical leverages the Company’s exclusive, proprietary dataset, which unlocks insights that are derived from the vehicle sensors of the connected vehicles of its automotive partners, Tier 1, and Fleet partners. The Company partners with the world’s leading automotive manufacturers to standardize connected car data through the Wejo ADEPT platform, including traffic intelligence, analysis of high frequency vehicle movements and analysis of common driving events and trends. For customers and marketplaces, the Company will provide insights, solutions and analytics through software and visualization tools available for license and subscription by its customers.

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

As is common in early-stage companies with limited operating histories, the Company is subject to risks and uncertainties such as its ability to influence the connected vehicle market; invest in technology, resources and new business capabilities; maintain and grow the customer base; secure additional capital to support the investments needed for its anticipated growth; comply with governing laws and regulations; and other risks and uncertainties. To manage these risks and uncertainties while growing as expected, the Company will make significant investments and will therefore need to raise substantial capital during its loss-making period.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations for the foreseeable future. As the Company makes investments to increase the markets and customers it serves, the operating losses are expected to increase until the Company reaches the necessary scale to generate net cash proceeds from operations. As of March 31, 2022, the Company had an accumulated deficit of $410.3 million, compared to $370.0 million at December 31, 2021. The Company has historically relied on private equity and debt to fund operations, and most recently has raised substantial capital in the Business Combination and public listing of the Company on NASDAQ.

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital to fund its operations. As a public company listed on NASDAQ, the Company has multiple options to fund development of the business. Specifically, as of the date of this report, the Company has two additional funding options:

1.On February 14, 2022, the Company entered into a Committed Equity Facility (“CEF”), which provides the Company with the option, but not the right, to sell up to the lesser of (i) $100.0 million of its common shares, and (ii) the Exchange Cap (as defined in the CF Principal Investments LLC (“CFPI”) Stock Purchase Agreement) over a 36-month period, subject to certain contractual terms and market conditions which will be available in May 2022.

2. On November 19, 2021, the Company entered into a $75.0 million Forward Purchase Agreement with each of Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC and Apollo SPAC Fund I, L.P. (collectively, “Apollo”). The Company anticipates receiving proceeds from the Apollo Forward Purchase Agreement (the “FPA”) within 2 years from that date.

Both funding options (collectively referred to as the “facilities”) are driven by the future price of the Company’s common shares and in the case of the CEF, also the future trading volumes of the Company’s common shares, which may limit the actual level of funds that can be raised.

Based on the Company’s current level of expenditures after considering the Company’s cash balance of $39.7 million as of March 31, 2022, along with potential proceeds from the facilities, the Company has the need to reduce its cost base and/or seek additional capital to fund operation for the next 12 months. The Company has previously reduced headcount and overheads in order to conserve its cash and expects to be able to implement similar actions as required.

The Company is continuing look at further opportunities to raise capital to ensure that they have sufficient cash to enable the Company to meet its requirements as they fall due and are planning to raise further capital during the going concern period. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that the Company will achieve or sustain positive cash flows from financing or can reduce sufficiently its expenses. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Wejo Group Limited and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its financial statements in accordance with U.S. GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates.

On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of its Forward Purchase Agreement (see Note 6) and Exchangeable Right Liability (see Note 15); the carrying value of accounts receivable, including the determination of the allowance for credit losses; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of property and equipment, capitalized software, and definite-lived intangible assets; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of its stock-

based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

Emerging Growth Company

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to avail itself of this exemption from new or revised accounting standards and, therefore, the Company is not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These unaudited condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2022 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company’s 2021 Comprehensive Annual Report on Form 10-K/A filed on April 11, 2022.

2. New Accounting Standards

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. As an EGC, the Company has adopted the guidance with nonpublic entities during the interim and annual reporting periods beginning after December 15, 2021.
On January 1, 2022, the Company adopted ASU 2016-02, using the modified retrospective method. The Company recognized an operating lease right-of-use asset of $3.3 million, a current operating lease liability of $0.6 million, and a long term operating lease liability of $2.6 million on the unaudited Condensed Consolidated Balance Sheets as a result of the implementation of this standard. See Note 18 for additional information.

Recent Accounting Pronouncements

In June 2019, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 (collectively, “Topic 326”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For non-public companies, Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is continuing to evaluate the impact of its pending adoption of Topic 326 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 (“Topic 740”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning April 1, 2022. The Company has evaluated the effect of ASU 2019-12 and has deemed it not to have a material impact on the Company’s consolidated financial statements.

3. Transactions

Reorganization and Recapitalization (the “Business Combination”)

On May 28, 2021, Wejo Group Limited, Virtuoso, Merger Sub, Wejo Bermuda and the Accounting Predecessor entered into the Agreement and Plan of Merger to effectuate the Business Combination (see Note 1), which was completed on November 18, 2021. In order to effectuate the Business Combination, Wejo Group Limited acquired all of the shares of the Accounting Predecessor on November 18, 2021. Immediately following the acquisition of the Accounting Predecessor’s shares, Wejo Group Limited merged with Virtuoso, which was effectuated through a merger between Merger Sub and Virtuoso. Merger Sub became a newly formed subsidiary of Wejo Group Limited. Virtuoso survived the merger. The Accounting Predecessor and Virtuoso became indirect, wholly-owned subsidiaries of Wejo Group Limited following the Business Combination. Prior to the Business Combination, Wejo Group Limited had no material operations, assets or liabilities.

CFPI Stock Purchase Agreement

On February 14, 2022, the Company entered into the CFPI Stock Purchase Agreement and a Registration Rights Agreement with CFPI. Pursuant to the CFPI Stock Purchase Agreement, the Company has the right to sell to CFPI up to the lesser of (i) $100,000,000 of newly issued Company common shares, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the term of the CFPI Stock Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to CFPI under the CFPI Stock Purchase Agreement more than 18,780,646 common shares, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the CFPI Stock Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of Common Stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common shares during the applicable purchase date, less a fixed 3.5% discount to such VWAP. However, the total shares to be purchased on any day may not exceed the VWAP Purchase Maximum, which limits sales to a percentage of the trading volume. As consideration for CFPI’s commitment to purchase common shares at the Company’s direction upon the terms and subject to the conditions set forth in the CFPI Stock Purchase Agreement, upon execution of the CFPI Stock Purchase Agreement, on February 15, 2022, the Company issued 715,991 shares of its common shares to CFPI. The Company recognized expense of $3.0 million related to these shares within general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss

There have been no material changes to the transactions disclosed in Item 8. Financial Statements and Supplementary Data in the Registrant's Amendment No.1 to the Comprehensive Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

4. Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, as shown in the following tables (in thousands):

	Balance as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement	$—	$—	$28,907	$28,907
Total	$—	$—	$28,907	$28,907
Liabilities:
Public warrants	$6,717	$—	$—	$6,717
Exchangeable right liability	—	—	4,174	4,174
Total	$6,717	$—	$4,174	$10,891

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement	$—	$—	$45,611	$45,611
Total	$—	$—	$45,611	$45,611
Liabilities:
Public warrants	$12,650	$—	$—	$12,650
Exchangeable right liability	—	—	11,154	11,154
Total	$12,650	$—	$11,154	$23,804

There were no transfers into or out of Level 3 instruments and/or between Level 1 and Level 2 instruments during the three months ended March 31, 2022.

The following table provides a roll forward of the aggregate fair value of the Company’s public warrant liability, Exchangeable Right Liability, and Forward Purchase Agreement (in thousands):

	Public Warrant Liability	Exchange- able Right Liability	Forward Purchase Agreement
Balance as of December 31, 2021	$12,650	$11,154	$45,611
Change in estimated fair value	(5,933)	(6,980)	(16,704)
Balance as of March 31, 2022	$6,717	$4,174	$28,907

The changes in estimated fair value are recorded on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Exchangeable Right Liability was valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Exchangeable right liability as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	4.6 years	4.6 years	4.9 years	4.9 years
Estimated volatility	48.6%	48.6%	45.0%	45.0%
Risk-free rate	2.4%	2.4%	1.2%	1.2%

Changes in the unobservable inputs noted above would impact the fair value of the Exchangeable Right Liability. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would increase (decrease) in the Exchangeable Right Liability and an increase (decrease) in the Company’s stock price would increase (decrease) the value of the Exchangeable Right Liability.

The Forward Purchase Agreement was valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Forward Purchase Agreement as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	1.6 years	1.6 years	1.9 years	1.9 years
Estimated volatility	45.0%	45.0%	45.0%	45.0%
Risk-free rate	2.0%	2.0%	0.7%	0.7%

Changes in the unobservable inputs noted above would impact the fair value of the Forward Purchase Agreement. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would (decrease) increase the Forward Purchase Agreement and an increase (decrease) in the Company’s stock price would increase (decrease) the value of the Forward Purchase Agreement.

5. Revenue from Customers

Connected Vehicle Data Marketplace

The Company’s data marketplace customer agreements include one or a combination of the following contractual promises for a fixed contractual fee: (i) the supply of specified connected vehicle data and derived insights through the Wejo Neural Edge platform made available via a secured access to the Wejo Neural Edge platform or via the Company’s web-based portal, Wejo Studio; (ii) the granting of a nontransferable license to use the specified data in the manner described in each customer agreement; and (iii) Wejo Neural Edge Platform set up and connectivity services. The Company assessed these customer agreements under ASC 606 and determined that the above contractual promises collectively represent one distinct performance obligation.

The transaction price is comprised of the contractual fixed fee specified in each customer agreement and is allocated to the single performance obligation. The Company recognizes revenue when the performance obligation is satisfied through the fulfillment of the contractual promises. The performance obligation is generally fulfilled by the Company providing access to the specified data either throughout the duration of each customer agreement’s contractual term or upon delivery of a one-time batch of historic data. The Company may deliver data and the license without supplying connectivity services. As such, the Company generally recognizes revenue for customers with a contractual agreement to provide data over a period ratably over the term of the contract, which is typically one year. The Company recognizes revenue for historic batches of data to the customer upon delivery of such data. Standard payment terms are 14 days from the date of the invoice, which is typically sent to the customer monthly or upon delivery of the one-time historic batch of data.

In arrangements where another party (i.e. OEMs) is involved in providing specified services to a customer, the Company evaluates whether it is the principal or the agent. In this evaluation, the Company considers if it obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, and discretion in establishing price. The terms of the Company’s OEM data sharing agreements vary, and in some situations, certain rights retained by the OEMs over the connected vehicle data being supplied to the customers were determined to provide the OEMs with control over the data, and the Company has determined it acts as the agent in this arrangement and recognizes revenue on a net basis. During the three months ended March 31, 2022 and 2021, the Company has recognized a reduction of revenue of $1.0 million and $0.6 million, respectively, arising from revenue sharing and other fees paid to the Company’s OEM partners, where the Company has determined that it is acting as an agent in the relationship. However, in situations where the Company has control over the connected vehicle data, the Company has determined that it acts as the principal and recognizes revenue on a gross basis.

Software & Cloud Solutions

The Company’s software and cloud customer agreements contain one or a combination of the following contractual promises: (i) access to a single-tenant SaaS platform; and (ii) professional services, which may include consulting, design, data evaluation, engineering, implementation and training. The Company assessed these customer agreements under ASC 606 and determined that the above contractual promises each represent distinct performance obligations. In cases where the customer has a unilateral right to terminate the contract for convenience and without penalty, the contract term is limited to the period through which the parties have enforceable rights and obligations, which in turn impacts the Company’s determination of performance obligations, transaction price, and revenue recognition pattern.

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

General

During the three months ended March 31, 2022, the Company had one customer that individually generated 10.0% or more of the Company’s revenue for the period. The significant customer generated 10.3% of the Company’s revenue. For the three months ended March 31, 2021, the Company had two customers that individually generated 10.0% or more of the Company's revenue for the period. The two significant customers generated 23.0% and 13.8% of the Company’s revenue. In addition, the revenue recognized over time and at a point in time was 69% and 31%, respectively, during the three months ended March 31, 2022 and 89% and 11%, respectively, during the three months ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, the Company earned all of its revenue from the Wejo Marketplace Data Solutions. For the three months ended March 31, 2022 and 2021, the Company earned approximately 95% of its revenue within the U.S. and earned 100% of its revenue within the U.S., respectively. The country in which the revenue is generated is based on the address of the ultimate customer utilizing the solutions provided.

6. Forward Purchase Agreement

On November 10, 2021, Apollo entered into the FPA with Wejo Limited, a subsidiary of Wejo Group Limited. Subject to certain termination provisions, the FPA provides that on the 2-year anniversary of the effective date (the “Maturity Date”) of the FPA, each Apollo seller will sell to the Company the number of shares purchased by such seller (up to a maximum of 7,500,000 shares across all sellers) of Virtuoso Class A common stock (or any shares received in a share-for-share exchange pursuant to the Business Combination) (the “FPA Shares”). On November 19, 2021, such seller was paid an amount equal to $75.0 million (the “Prepayment Amount”).

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

During the year ended December 31, 2021, Apollo terminated 251,632 FPA Shares and paid $2.5 million back to the Company. As of March 31, 2022 and December 31, 2021, 7,250,000 shares were outstanding under the FPA. As of March 31, 2022, the FPA was fair valued at $28.9 million, compared to $45.6 million at December 31, 2021 and was recognized in its respective line on the Consolidated Balance Sheet.

The FPA was initially and subsequently measured at fair value using an option pricing approach. A $11.7 million loss of issuance of the FPA, which was determined by the difference between initial fair value of the FPA and the cash proceeds prepaid to the sellers, was recognized on the Consolidated Statements of Operations and Comprehensive Loss on November 19, 2021. A $0.4 million gain on settlement of the terminated FPA shares, which was determined by the difference between the fair value of terminated FPA Shares and the cash proceeds received, was recognized on the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021. A $16.7 million loss on fair value of the FPA was recognized on the Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2022.

7. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepayments[1]	$11,622	$12,338
VAT recoverable	2,031	2,963
Prepaid insurance	1,282	1,346
Other current assets	594	600
Research and development expenditure credit receivable	264	271
Total	$15,793	$17,518
__________________
1 Prepayments are largely related to the Palantir master subscription agreement.

8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Office equipment	$1,397	$1,356
Furniture and fixtures	34	35
Total property and equipment	1,431	1,391
Less accumulated depreciation	(786)	(740)
Total	$645	$651

Depreciation expense was $0.1 million for three months ended March 31, 2022 and 2021, respectively.

9. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
Data sharing agreement	$10,256	$(4,801)	$5,455
Internally developed software	15,200	(11,796)	3,404
Total	$25,456	$(16,597)	$8,859

	As of December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Data sharing agreement	$10,555	$(4,564)	$5,991
Internally developed software	14,975	(11,477)	3,498
Total	$25,530	$(16,041)	$9,489

The foreign currency exchange difference related to the gross book value of the General Motors (“GM”) data sharing agreement as of March 31, 2022 compared to December 31, 2021 was $0.3 million. Amortization expense was $0.4 million for the three months ended March 31, 2022 and 2021.

Amortization for internally developed software was $0.7 million for the three months ended March 31, 2022 and 2021. The Company did not recognize any intangible asset impairment losses for the three months ended March 31, 2022 and 2021.

The estimated aggregate amortization expense, excluding effects of currency exchange rates, for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Year Ended December 31,
2022 (excluding the three months ended March 31, 2022)	$2,553
2023	2,710
2024	2,150
2025	1,446
2026	—
$8,859

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Compensation and benefits	$9,816	$13,761
Professional fees	3,484	4,903
Accrued revenue share costs	2,093	598
Deferred income	864	225
Development and technology	792	635
Other liabilities	107	633
Marketing and commissions	102	334
	$17,258	$21,089

11. Advanced Subscription Agreements

Between September 2019 and March 2020, the Company entered into advanced subscription agreements (“ASAs”) with future investors resulting in gross proceeds of £5.6 million (approximately $7.1 million). On July 31, 2021, all outstanding ASAs converted into ordinary shares of Legacy Wejo, which were converted into 1,053,273 common shares of the Company in connection with the Business Combination. The ASAs were carried at fair value, pursuant to which the associated liability was recorded at fair value and subsequently remeasured to fair value at each reporting date. During the three months ended March 31, 2021, the Company recognized losses of $1.3 million in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss related to the change in the estimated fair value of the Advanced Subscription Agreements.

12. Convertible Loans

In July 2020, the Company executed a convertible loan agreement under which certain persons agreed to make convertible loans to the Company amounting to an aggregate of $12.6 million (the “Convertible Loan Agreement”). In November 2020 and December 2020, the Company received additional convertible loans under the Convertible Loan Agreement for an aggregate principal amount of $0.1 million and $14.1 million, respectively. During the three months ended March 31, 2021, the Company issued additional convertible loans with an aggregate principal amount of $16.2 million (such amounts, together with the other loan amounts under the Convertible Loan Agreement, the “Convertible Loans”).

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

The Company assessed whether an immediate beneficial conversion feature (“BCF”) existed with regards to the conversion option upon maturity at each issuance of the Convertible Loans. A beneficial conversion feature exists when convertible instruments are issued with an initial “effective conversion price” that is less than the fair value of the underlying share. The Company determined that there was a BCF associated with such conversion feature upon issuance of the January 2021 Loans and recorded a total BCF of $19.6 million to Additional paid-in capital on the unaudited Condensed Consolidated Balance Sheets, representing the intrinsic value of the in-the-money portion of the conversion option upon maturity, with an offsetting reduction to the carrying amount of the Loans as a debt discount upon issuance.

The Company concluded that the conversions in the event of a Qualified Financing and Non-Qualified Financing represented redemption features and, along with the redemption features upon an Exit and an event of default, each met the definition of embedded derivative that was required to be accounted for as a separate unit of accounting.

The Company recorded combined issuance-date fair value of the derivative liabilities of $28.7 million as a derivative associated with the January 2021 Convertible Loans. The offsetting debt discount is limited to the proceeds allocated to the January 2021 Convertible Loans. After reducing the carrying value of the January 2021 Convertible Loans by the BCF of $19.6 million and debt issuance costs of $1.0 million, the issuance-date fair value of the derivative liabilities associated with the January 2021 Convertible Loans exceeded its allocated proceeds by $33.3 million. As a result, the carrying value of the January 2021 Convertible Loans were reduced to zero and a loss on issuance of $33.3 million was recorded on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

The discounted carrying amount of the Convertible Loans is accreted to the mandatory redemption amount, equal to the aggregate of the principal, accrued interest, and Redemption Premium, through the stated redemption date of July 21, 2023. The derivative liability and Convertible Loans were extinguished on November 18, 2021 and converted into ordinary shares of Legacy Wejo, which were then converted into 10,460,460 common shares of the Company as a result of the Business Combination.

During the three months ended March 31, 2021, a $56.9 million loss on fair value of derivative liability was recorded as a loss on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The accretion of amortized cost of $0.8 million was recorded in interest expense, net on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2021.

13. Long-term Debt, Net of Unamortized Debt Discount and Debt Issuance Costs

	March 31, 2022	December 31, 2021
9.2% Secured Loan Notes, due April 2024	$39,000	$39,000
Less: unamortized discount and issuance costs	(4,052)	(5,295)
Carrying value of long-term debt	$34,948	$33,705

In April 2021, the Company entered into a Loan Note Instrument Agreement in which it issued Secured Loan Notes in a principal amount of $21.5 million that bear interest at a fixed per annum rate of 9.2% until their maturity date in April 2024. Pursuant to the agreement, the Company had the option to issue further notes in a principal amount of up to $21.5 million. In April 2021, the Company used $10.8 million of the proceeds to repay its outstanding debt balance and fees owed to GM under the credit facility.

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

The debt discount and the debt issuance costs are being accreted to interest expense through the remaining term of the modified debt agreement using the interest method. Interest expense relating to the term Secured Loan Notes for the three months ended March 31, 2022 was $1.2 million. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan costs. At March 31, 2022, the effective interest rate was 14.77%.

14. Warrants

Public Warrants

The Company has 11,500,000 outstanding Public Warrants to purchase an aggregate of 11,500,000 Company common shares. There were no Public Warrants exercised during the three months ended March 31, 2022.

The Company accounts for its outstanding Public Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Public Warrants do not meet the criteria for equity treatment thereunder. As such, each Public Warrants must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of warrant liability in the Company’s unaudited Consolidated Statements of Operations and Comprehensive Loss.

Each Public Warrant entitles the holder to purchase one Company common share at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants are exercisable 30 days after the completion of the Business Combination, subject to certain conditions, including that the Company has an effective registration statement under the Securities Act covering the common shares issuable upon exercise of the Public Warrants. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption for cash or for common shares under certain circumstances.

The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.

15. Exchangeable Right Liability

The Company has 6,600,000 outstanding Exchangeable Rights to purchase an aggregate of 6,600,000 Company common shares. There were no Exchangeable Rights exercised during the three months ended March 31, 2022.

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

Each Exchangeable Right entitles the holder to exchange one Exchangeable Right for one of the Company’s common shares at an exercise price of $11.50 per share, subject to adjustment, or cash, at Wejo Bermuda’s option. The Exchangeable Rights cannot be exercised until 12 months after the issuance thereof, which occurred in connection with the closing of the Business Combination on November 18, 2021. Thereafter, it can be exercised at any time up until the fifth year following the close of the Business Combination (see Note 1).

The exercise price and number of common shares issuable upon exercise of the Exchangeable Rights may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.

16. Share-Based Compensation

In November 2021, the Company’s board of directors adopted, and the Company’s shareholders approved, the 2021 Equity Incentive Plan, or the “2021 Plan.” The 2021 Plan allows the compensation and leadership development committee to make share-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).

Options under the 2021 Plan

	Number of Units Outstanding	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,456,102	$11.04	9.9	$—
Granted	—	—
Vested	—	—
Forfeited	(731,325)	11.33
Outstanding at March 31, 2022	1,724,777	$10.92	9.7	$—
Exercisable at March 31, 2022	—	$—	—	$—

As of March 31, 2022, there was $7.5 million of unrecognized compensation cost related to options to purchase common shares of the Company, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Share Units under the 2021 Plan

	Number of Units Outstanding	Weighted Average Fair Value Per Unit
Outstanding at December 31, 2021	3,288,257	$11.38
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2022	3,288,257	$11.38

As of March 31, 2022, there was $4.7 million of unrecognized compensation cost related to unvested Restricted Share Units (“RSUs”), which is expected to be recognized over a weighted-average period of 2.6 years.

Share-based compensation expense recorded is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$1,017	$—
Sales and marketing[1]	36	—
Technology and development[1]	(57)	—
Cost of revenue	—	—
Total	$996	$—
1 Share-based compensation expense for the three months ended March 31, 2022 is reflective of the effect of forfeitures.

17. Net Loss Per Share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(40,342)	$(102,357)
Net loss attributable to ordinary shareholders - basic and diluted	$(40,342)	$(102,357)
Denominator:
Weighted-average number of common shares used in net loss per share - basic and diluted	94,300,245	36,463,696
Net loss per share - basic and diluted	$(0.43)	$(2.81)

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

	Three Months Ended March 31,
	2022	2021
Public Warrants to purchase common shares	11,500,000	—
Exchangeable right liability	6,600,000	—
Earn-out shares	6,000,000	—
Restricted common share units	3,288,257	—
Options to purchase common shares	1,724,777	15,728,139
Warrants to purchase common shares	—	2,696,269
Total	29,113,034	18,424,408

The Company also had Convertible Loan Notes outstanding as of the three months ended March 31, 2021 and ASAs outstanding as of the three months ended March 31, 2021, each of which could have obligated the Company to issue common shares upon the occurrence of various future events at prices and in amounts that were not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of these instruments had not been satisfied during the three months ended March 31, 2021, the Company has excluded these instruments from the table above and the calculation of diluted net loss per share. These instruments were converted into shares of Legacy Wejo, and were ultimately converted into common shares of the Company in connection with the Business Combination (see Note 3).

18. Leases

The Company adopted ASC 842 as of January 1, 2022 using the modified retrospective method, in which the Company did not restate prior periods. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which, among other things, allowed it to carry forward the historical lease classification. There was no cumulative adjustment to retained earnings as a result of this adoption. This adoption resulted in a balance sheet presentation that is not comparable to the prior period in the first year of adoption.

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. Lease payments included in the measurement of the lease liability are comprised of fixed payments. The Company does not have variable lease components.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company has no material finance leases. The Company leases its headquarters which is classified as an operating lease.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company considers its short-term leases to be immaterial and has elected the short-term lease exemption. No ROU assets nor lease liabilities were recognized for short-term leases with lease terms of 12 months or less.

Leased Facilities

The Company leases office space in Manchester, UK which represents the Company’s corporate headquarters under a lease that will expire in June 2026. Upon adoption of ASU 2016-02, the Company recorded a right-of-use asset of $3.3 million, a current operating lease liability of $0.6 million, and a long term operating lease liability of $2.6 million on the unaudited Condensed Consolidated Balance Sheets on January 1, 2022, by calculating the present value of lease payments, at the Company’s estimated incremental borrowing rate, over the 4.5 years remaining term. The lease will expire in June 2026 and does not contain any renewal option, material residual value guarantees nor material restricted covenants.

Total lease expense of this leased facility was approximately $0.2 million for both the three months ended March 31, 2022 and the three months ended March 31, 2021, and was included on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company does not have any leases that have not yet commenced which are material.

Future minimum discounted lease payments are as follows (in thousands):

Year Ended December 31,
2022 (excluding the three months ended March 31, 2022)	$710
2023	894
2024	921
2025	1,000
2026	515
Total minimum lease payments	4,040
Less: Imputed interest	(778)
Present value of lease liability	$3,262

19. Commitments and Contingencies

Commitments with Vendors

The Company is party to software and cloud hosting agreements to meet the demands of its customers in various marketplaces. The remaining payments for these services are as follows:

Year Ended December 31,
2022 (excluding the three months ended March 31, 2022)	$4,477
2023	20,393
2024	8,000
2025	8,000
2026	101,124
Total	$141,994

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

On April 1, 2021, Arma Partners LLP (“Arma”), filed a lawsuit against the Company in the Royal Courts of Justice, London, England, under Claim Number CL 2021-00201 and amended the claim on December 23, 2021. In the lawsuit, Arma claim a declaration from the Court that Arma is entitled to remuneration arising from a successful acquisition of Legacy Wejo, and certain fundraising events that occurred during 2021 and 2020. As of March 31, 2022, the maximum damages claimed by Arma was approximately $16.0 million. Arma’s claim is disputed and is being defended in its entirety. While the Company does not currently believe that the final outcome of this matter will have a material adverse effect on its business, financial condition, results of operations or cash flows, the Company can provide no assurance as to the scope and final outcome of this matter and whether its business, financial position, results of operations or cash flows will not be materially adversely affected. No accrual has been made in the above matter as the determination is that a loss is not probable as of March 31, 2022 nor can a loss be reasonably estimated.

The Company does not believe there are any other pending legal proceedings that will have a material impact on the Company’s unaudited condensed consolidated financial statements and did not have contingency reserves established for any liabilities as of March 31, 2022 and December 31, 2021.

20. Related Party Transactions

General Motors

The Company is party to a (i) Data Sharing Agreement, dated December 21, 2018 (see Note 9), (ii) Advanced Subscription Agreement, dated December 13, 2019 (see Note 11) and (iii) Convertible Loan Agreement, dated July 21, 2020 (see Note 12), with GM. GM currently holds more than 5.0% of the Company’s equity.

Pursuant to the terms of the Data Sharing Agreement, the Company and GM share fees with respect to data licenses that support the opportunities for licensing of connected vehicle data. During the three months ended March 31, 2022 and 2021, the Company recorded $1.0 million and $0.5 million, respectively, as a reduction to revenue, net on the Consolidated Statements of Operations and Comprehensive Loss for revenue sharing amounts owed to GM.

As of March 31, 2021, the loan principal was recorded to debt to related parties on the Consolidated Balance Sheets and accrued interest of $1.3 million was recorded to accrued expenses and other current liabilities. Interest expense of $0.3 million was recorded on the Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2021.

In April 2021, as part of the Convertible Loan Agreement (see Note 12), the Company issued additional Convertible Loans to GM in the sum of £3.5 million ($4.8 million) through the settlement of accounts payable of $2.9 million and recognition of prepayment of $1.9 million. The Convertible Loans issued in April 2021 have the same terms as the Loans issued during the year ended December 31, 2020 (see Note 12).

As of March 31, 2022 and December 31, 2021, the Company had $1.1 million and $1.5 million, respectively, recorded to Accounts payable on the Consolidated Balance Sheets for amounts owed to GM.

Chief Executive Officer

The Chief Executive Officer (“CEO”) of the Company currently holds more than 5.0% of the Company’s equity. The CEO also serves as an executive director of another company that entered into a service agreement with the Company, dated March 20, 2020, under which the company agreed to provide certain proof of concept analysis and autonomous vehicle simulation services to the Company. The Company recognized $0.3 million for the three months ended March 31, 2021 for professional services rendered by that provider on behalf of the Company.

Chairman of the Board of Directors

The Chairman of the Company’s Board of Directors also serves as a non-employee director of two other companies. The Company and one of the companies entered into two service agreements dated February 12, 2020 and December 1, 2020 under which the company agreed to provide certain consulting and related services to the Company, which services were not provided by the Chairman. Pursuant to the terms of the agreement, the Company recognized $0.1 million in fees during the three months ended March 31, 2022 and 2021, respectively, for professional services rendered by the company.

Director of the Board of Directors

A company that is controlled by a director, entered into a Consultancy Agreement, dated May 12, 2016, under which such director provided certain consulting and related services to the Company. Pursuant to the terms of the Consultancy Agreement, the Company recognized $0.6 million of expenses for the three months ended March 31, 2021 for professional and capital raising services rendered on behalf of the Company. Upon completion of the Business Combination, this agreement was effectively terminated.

Managing Member of Virtuoso Sponsor LLC

The Company engaged Jeffrey Warshaw under the Introducer Agreement, dated February 1, 2022 (the “Introducer Agreement”), to introduce the Company to CFPI and its affiliates and arrange the CFPI Stock Purchase Agreement for the Company (see Note 3). Mr. Warshaw is the managing member of Virtuoso Sponsor LLC, a holder of approximately 6.1% of the Company’s common stock. In exchange for Mr. Warshaw’s services under the Introducer Agreement, upon the execution of the CFPI Stock Purchase Agreement, the Company paid Mr. Warshaw a fee (the “Introducer Fee”) equal to $1.9 million (1.85% of the face amount of the committed equity facility secured by the Company under the CFPI Stock Purchase Agreement) during the three months ended March 31, 2022, which was recorded within general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Apollo

On November 10, 2021, Apollo and the Company entered into the Forward Purchase Agreement. Under that agreement, Apollo entered into an equity prepaid forward transaction in which it acquired 7.5 million shares of Virtuoso Class A common shares at $10 per share, which, following the closing of the Business Combination, were exchanged to and represented more than 5% of the Company’s outstanding common shares. As of March 31, 2022, Apollo holds 7.2 million shares of the Company’s common shares.

21. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after March 31, 2022, the balance sheet date, up to the date that the unaudited condensed consolidated financial statements were issued and determined there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in Amendment No.1 to the Comprehensive Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Business Combination

Wejo Group Limited (“Wejo” or the “Company”) was incorporated under the laws of Bermuda on May 21, 2021 for the purpose of effectuating the transactions (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Agreement and Plan of Merger”), dated as of May 28, 2021, by and among Virtuoso Acquisition Corp. (“Virtuoso”), Yellowstone Merger Sub, Inc. (the “Merger Sub”), Wejo Bermuda Limited (“Wejo Bermuda”) and Wejo Limited (“Legacy Wejo”), described herein and becoming the parent company of the combined business following the consummation of the Business Combination with Virtuoso, a blank check company incorporated on August 25, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Until the consummation of the Business Combination, Virtuoso did not engage in any operations nor generate any revenue; however, it did generate interest on the funds held in the trust account and incurred costs around our formation and other operating costs.

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

Through the Business Combination, among other things, (i) Merger Sub merged with and into Virtuoso, with Virtuoso being the surviving corporation in the merger and a direct, wholly-owned subsidiary of Wejo; and (ii) all of Legacy Wejo’s outstanding share options, warrants, and convertible loan notes were converted into shares in Legacy Wejo and the shareholders of Legacy Wejo exchanged all classes of their shares and Virtuoso exchanged all of their Class A and Class B common shares for common shares in Wejo, which became publicly listed on the NASDAQ as of the consummation of the Business Combination. As part of the Business Combination, we raised net proceeds of $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. In addition, we incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses. The $176.9 million in net proceeds were offset by a payment of $75.0 million by us to Apollo as stipulated in the Forward Purchase Agreement.

Business Overview

We were originally formed as Wejo Limited, a private limited liability company incorporated under the laws of England and Wales, on December 13, 2013. From our formation until 2018, we tested proof of concept and implemented original equipment manufacturer (“OEM”) engagement activities to assess and build the case for connected vehicle data business and to create our capabilities to process data using data sources such as vehicle plug-in devices.

These activities helped Wejo understand the potential for the connected vehicle data business and design our platform for processing and analyzing large volume data flows. After obtaining our first OEM data contract in December 2018, Wejo launched our proprietary cloud software and analytics platform, ADEPT (which has since become a part of Wejo Neural Edge, our current platform) for processing OEM data and began generating revenue from our Wejo Marketplace Data Solutions in 2019. Connected vehicles contain hundreds of data sensors, emitting information such as location, speed, direction, braking, temperature and weather conditions. This raw data when harnessed can create intelligence, both historical and in real-time that is unavailable from any other source.

Based on both external and internal research completed by our management, we expect that connected vehicles will make up 44% of all vehicles in 2030. This is a greater than three-fold gain, increasing from 196 million connected vehicles in 2020 to approximately 600 million connected vehicles in 2030. As of March 31, 2022, Wejo had 16.9 million monetizable vehicles on the Neural Edge platform from currently onboarded OEMs, a 29% increase over the prior year. Of these monetizable vehicles, 11.8 million were active on our Neural Edge platform within the last six months of which we ingested and standardized their related data, tracking over 74.2 million journeys and 16.3 billion data points a day, primarily in the United States. Based on existing OEM, automotive suppliers (Tier 1) and distributor (automotive dealer) relationships, we expect that near real time live streaming vehicles on our platform will increase to 124 million connected vehicles by 2030. Wejo data, insights, and solutions enable customers, including, among others, departments of transportation, retailers, construction firms and research departments to unlock unique insights about vehicle journeys, city infrastructures, electric vehicle (“EV”) usage, road safety and more.

In addition to the strength of our intellectual property, as of March 31, 2022, we had relationships with 24 OEMs, Tier 1, and fleet providers of connected vehicle data components. The OEMs on our platform provide the unique data sets that we ingest regularly in Wejo Neural Edge 24 hours a day. To date, no industry standard for connected vehicle data exists. This is where Wejo technology has a singular leadership position in the market, and by creating that standard, we will enable future product developments such as vehicle-to-vehicle communications, pay-as-you-drive insurance, automated breakdown recovery, predictive maintenance and touchless “pay-by-car” commerce for parking, retail and more.

We are also working with the OEMs, Tier 1s, and Fleet providers to provide Wejo Software & Cloud Solutions (comprised of platforms as a service, data processing capabilities, customer privacy management or business insights derived from connected vehicle data) such as component intelligence and 3D parking assistance in vehicle. Data For Good™: from our inception, this mantra has captured our values that connected vehicle data will reduce emissions, make roads safer and create positive driver experiences. Our foundation is built upon a total commitment to data privacy and security, including compliance with regulations including GDPR and CCPA. We plan to leverage our leading position in North America and continue expansion into Europe, Asia and the rest of the world. We continue to evolve, scaling past data traffic management solutions into a host of new compelling proprietary offerings and fields of use. As the business progresses, we expect an increasing level of subscription and licensing revenue to be generated by Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions.

In April 2022, we announced our revolutionary Real-Time Traffic Intelligence solution (“Wejo RTTI”). Wejo RTTI is a real-time traffic intelligence solution that can be utilized by public agencies, civil engineering firms, mapping and navigation providers, and logistics companies to get a more accurate view of real-time road conditions. These insights allow for a significant impact on road safety and congestion while enabling more efficient vehicle routing within a community by utilizing easily digestible real-time traffic data.

We operate our business to take advantage of a sizeable market opportunity. Through our own bottoms-up analysis, coupled with third party research, we estimate our Serviceable Addressable Market (“SAM”) to be worth approximately $61 billion by 2030. We determined the SAM as two components: Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. For Wejo Marketplace Data Solutions, we used the data and research from the connected vehicle analyst firm Ptolemus. We have projected Total Addressable Market numbers (“TAMs”) for each of our eight current and potential Wejo Marketplace Data Solutions products (namely Traffic Management, Audience and Media Measurement, End-to-End Insurance Services, Remote Diagnostic, Fleet Management, Car Sharing & Rental, Roadside Assistance, and Integrated Payments) by region and timeframe. We then applied a discount factor by calculating 70% of each TAM to create the Wejo SAM. For Wejo Software & Cloud Solutions, we worked with Gartner research to determine the total spend in this area of SaaS solutions for the automotive industry and calculated the SAM as 5%.

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

Key Factors Affecting Our Results of Operations

COVID-19

The COVID-19 pandemic continues to evolve and have widespread and unpredictable impacts on the global economy and business activities. Although the overall economy continues to recover, several issues including inflation risk, supply chain bottlenecks, and COVID-19 variants have and may continue to impact the pace of the recovery. The extent to which the COVID-19 pandemic impacts our business, product development and expansion efforts, corporate development objectives and the value of and market for our common shares will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the UK and the U.S., and other regions in which we operate, and the effectiveness of actions taken globally to contain and treat the disease.

Our customers or potential customers include the transportation, retail, advertising, and entertainment industries, all of which have been impacted by the COVID-19 pandemic and companies whose customers operate in impacted industries. However, in 2022, we have seen these customers gradually increase their technology and sales transformation initiatives as a result of the easing of restrictions leading to an increase in economic growth in the second half of 2021. Management continues to actively monitor the impact of the pandemic on the our financial condition, liquidity, operations, suppliers, industry, and workforce. There have been recent spikes in COVID-19 cases, and some health experts have predicted that the COVID-19 pandemic will worsen during the winter months. As of the date of issuance of these unaudited condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain.

Attract, Retain and Grow our Customer Base

Our recent growth is driven by the expansion of our customer base particularly in the area of traffic management, related mapping and logistics, and high customer retention rates. Substantially all of our current sales come from U.S. connected vehicle data. We are in the early stages of monetization in our eight planned markets, starting with traffic management, including mapping. As seen in some of our key performance indicators outlined below, early-stage demand for connected vehicle data is very strong, and we believe that we will continue to see this demand in the future as we expand in traffic management and launch additional product offerings.

Wejo is expanding our customer base in multiple ways. Wejo Marketplace Data Solutions will expand from one product line to eight product lines over the next couple of years, and the number of market verticals to which we will sell these solutions will expand significantly as we rollout new product lines. We are expanding our base on larger enterprise customers in both Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. This customer base expansion can be seen in 2022 through our reported Revenue, net, Gross Billings, and the following metrics (as projected by management and all as of March 31, 2022):

•Revenue, net increased to $0.6 million, or 86%, compared to the prior year.
•Total Contract Value increased by $13.3 million, or 97%, to $27.0 million, compared to the prior year. Of this amount, unrecognized total contract value is $14.6 million.1
•Gross Bookings of customers increased to $6.4 million, or over 300%, compared to the prior year.1
•Gross Billings to customers increased to $1.9 million, or 138%, compared to the prior year.1
______________________
1 These key metrics are not considered in conformity with U.S. GAAP. We and our management believe that these key metrics are useful to investors in measuring our comparable results period-over-period.

We define Total Contract Value (“TCV”) as the projected value of all contracts we have ever signed to-date with our customers. The 97% increase in TCV as compared to the prior year, speaks to our ability to close deals and secure additional contracts. The increase in contracts represents the potential for an increase in revenue. Unrecognized total contract value represents estimated total contract value minus the amount of revenue recognized to-date before any revenue share payments to OEMs.

We define Gross Bookings as the total projected value of contracts signed in the relevant period, excluding taxes and renewal options available to customers in future periods. The increase to $6.4 million in Gross Bookings as compared to the prior year demonstrates our ability to secure new deals within the year.

We define Gross Billings as the amounts billed to customers in the relevant period, excluding taxes, a portion of which often will be shared with certain OEM preferred partners. The 138% increase in Gross Billings as compared to the prior year illustrates our ability to bill customers in a timely manner.

Notably, as Wejo offers new visualization tools and software solutions to our customers in multiple market verticals, we are migrating our revenue towards a stronger base of recurring revenue. As of March 31, 2022, Wejo had Annual Recurring Revenue (“ARR”) of $4.5 million, up from $3.1 million as of March 31, 2021, an increase of 45%. We calculate ARR by taking the gross Monthly Recurring Revenue (“MRR”) for the last month of the reporting period and multiplying it by twelve months. MRR for each month is calculated by aggregating revenue from customers with contracts with more than four months in duration and includes recurring software licenses, data licenses, and subscription agreements.

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

We define Adjusted EBITDA, a non-GAAP measure, as Loss from operations excluding: (1) share-based compensation expense; (2) depreciation of equipment and amortization of intangible assets; and (3) transaction related costs, when applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses. Adjusted EBITDA should not be considered in isolation or as a substitute for net loss or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Adjusted EBITDA for the three months ended March 31, 2022 and 2021 as follows:

	Three Months Ended March 31,
	2022	2021
Net loss	$(40,342)	$(102,357)
Income tax expense	96	—
Loss before income taxes	(40,246)	(102,357)
Interest expense	1,243	1,862
Loss on issuance of convertible loan notes	—	33,301
Loss on fair value of derivative liability	—	56,902
Gain on fair value of public warrant liabilities	(5,933)	—
Loss on fair value of Forward Purchase Agreement	16,704	—
Gain on fair value of exchangeable right liability	(6,980)	—
Loss on fair value of Advanced Subscription Agreements	—	1,272
Other expense, net	3,125	79
Loss from operations	(32,087)	(8,941)
Add (Subtract):
Depreciation and amortization	1,098	1,025
Transaction costs	4,801	—
Share-based compensation expense	996	—
Adjusted EBITDA	$(25,192)	$(7,916)

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

•Transactions related costs: are excluded from our assessment of performance because they are considered non-operational in nature and therefore are not indicative of current or future performance or the ongoing cost of doing business.

We are expanding our revenue base and at the same time expanding our base of monetizable connected vehicles. As of March 31, 2022, Wejo had 16.9 million monetizable vehicles on the Neural Edge platform from currently onboarded OEMs, a 29% increase over the prior three months ended March 31, 2021. Of these monetizable vehicles, 11.8 million vehicles were active on our Neural Edge platform. Annualized Gross Bookings per average monetizable connected vehicle in the three months ended March 31, 2022 was $1.18 per vehicle on a rolling four quarter basis, up 146% from $0.48 in the three months ended March 31, 2021. We expect Gross Bookings per vehicle to significantly expand as we roll out new product lines to multiple market verticals in the Wejo Marketplace Data Solutions and customers in Wejo Software & Cloud Solutions.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, legal, and corporate information systems functions, professional fees, costs related to capital raising efforts and facilities costs related to general and administrative functions.

Loss on Fair Value of Derivative Liability

In 2021, we issued convertible notes that contain redemption features, which met the definition of a derivative instrument. We classified these derivative instruments as a liability on our unaudited Condensed Consolidated Balance Sheets. We remeasured this derivative liability to fair value at each reporting date and recognized changes in the fair value of the derivative liability within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Upon the closing of the Business Combination, all of the outstanding principal and accrued interest under the convertible notes automatically converted into ordinary shares of Wejo Limited, which were ultimately converted into Wejo Group Limited common shares, the derivative liability was derecognized and no further fair value remeasurement needs to be performed.

Loss on Fair Value of Advanced Subscription Agreements

Prior to completing the Business Combination, we issued ASAs that contained an automatic conversion feature, which is triggered by either the occurrence of Series C round financing or share sale triggering a change of control. We concluded that it was appropriate to apply the fair value option to the ASAs because there were no non-contingent beneficial conversion features related to the ASAs. We classified these ASAs as a liability on our Consolidated Balance Sheets and remeasure them to fair value at each reporting date to the date of conversion, and recognized changes in the fair value of the ASAs within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. All remaining outstanding ASAs converted into ordinary shares of Legacy Wejo on July 31, 2021, which were then converted into Wejo Group Limited common shares upon Business Combination.

Loss on Fair Value of Forward Purchase Agreement

On November 10, 2021, Apollo entered into an agreement, on a several and not joint basis, with us (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction. We account for the Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40, under which the Forward Purchase Agreement does not meet the criteria for equity treatment and must be recorded as an asset. Accordingly, we classify the Forward Purchase Agreement as a current asset on our unaudited Condensed Consolidated Balance Sheets with changes in fair value reflected on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss at each reporting period.

Gain on Fair Value of Warrant Liability

We have an aggregate of 11,500,000 public warrants (the “Public Warrants”) we assumed as part of the Business Combination. We classify the warrants as a liability on our Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the warrant liability within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. We will continue to recognize changes in the fair value of the warrant liability until the warrants are exercised, expire or qualify for equity classification.

Gain on Fair Value of Exchangeable Right Liability

We have an aggregate of 6,600,000 exchangeable preferred shares of Wejo Bermuda (the “Exchangeable Right”) we assumed as part of the Business Combination. We classify the Exchangeable Right as a liability on our unaudited Condensed Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the exchangeable right liability within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. We will continue to recognize changes in the fair value of the exchangeable right liability until they are exercised, expire or qualify for equity classification.

Loss on Issuance of Convertible Notes

We issued convertible notes in January 2021 for which the initial fair value of the convertible notes was greater than the proceeds we received. We recognized the loss on issuance as the difference between the initial fair value of the convertible notes and cash proceeds received within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Other expense, net

Other expense, net primarily consists of foreign exchange gain or loss arising from foreign currency transactions and a benefit from research and development tax credits.

Income Taxes

During the three months ended March 31, 2022, we recognized $0.1 million income tax expense on loss before income taxes of $40.2 million. There was no income tax expense for three months ended March 31, 2021.

Income taxes for the interim periods have been based on an estimated annualized worldwide effective tax rate. Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits, movement in a valuation allowance and the addition to state and foreign taxes.

Wejo Limited is a tax resident in the UK with business units taxable in other territories, including the U.S. Due to the nature of our business, we have generated losses since inception and therefore have not paid corporation tax in the UK, while having tax expense in the United States.

Wejo Group Limited is incorporated under the laws of Bermuda and is a tax resident in Bermuda.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue, net	$568	$305	$263	86%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,317	353	964	273%
Technology and development	7,297	2,482	4,815	194%
Sales and marketing	5,214	2,454	2,760	112%
General and administrative	17,729	2,932	14,797	505%
Depreciation and amortization	1,098	1,025	73	7%
Total costs and operating expenses	32,655	9,246	23,409	253%
Loss from operations	(32,087)	(8,941)	(23,146)	259%
Loss on issuance of convertible loan notes	—	(33,301)	33,301	NM
Loss on fair value of derivative liability	—	(56,902)	56,902	NM
Gain on fair value of public warrant liabilities	5,933	—	5,933	NM
Loss on fair value of Forward Purchase Agreement	(16,704)	—	(16,704)	NM
Gain on fair value of exchangeable right liability	6,980	—	6,980	NM
Loss on fair value of Advanced Subscription Agreements	—	(1,272)	1,272	NM
Interest expense	(1,243)	(1,862)	619	(33)%
Other expense, net	(3,125)	(79)	(3,046)	NM
Loss before income taxes	(40,246)	(102,357)	62,111	(61)%
Income tax expense	(96)	—	(96)	NM
Net loss	$(40,342)	$(102,357)	$62,015	(61)%
NM - Not meaningful.

Revenue, net

In the first quarter of 2022, Revenue, net increased by $0.3 million, or 86%, driven by strong growth in the Traffic Management product line of the Wejo Marketplace Data Solutions. Revenue, net displayed strong growth in our fundamental performance in our markets, as seen with a 122% year-over-year increase in the number of customers. The majority of our revenue in the first quarter of 2022 and 2021 was from the United States.

Cost of Revenue (exclusive of depreciation and amortization)

In the first quarter of 2022, Cost of revenue increased $1.0 million, or 273%, primarily as a result of an increase in our customer activity (122% increase in the number of customers as noted previously) and a 10.3% increase in vehicles on the Wejo Neural Edge platform, each driving an increase in data hosting costs of $0.4 million. Additionally, there was a $0.2 million increase in data acquisition costs, as well as a $0.2 million increase in staff costs. Since the early stages of growth in Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions, our Cost of revenue has exceeded Revenue, net as we have been building our capabilities to be able to scale as the business grows.

Technology and Development Expenses

In the first quarter of 2022, Technology and development expenses increased by $4.8 million, or 194%, principally due to an increase of $3.7 million in IT expenses, which was comprised of a $3.0 million increase in software costs and a $0.7 million increase in technology costs, including deployment of new software to support the growth of our business. Additionally, staff costs, which were low in the first quarter of 2021 due to COVID-19 reductions, increased by $0.7 million due to an increase in headcount of 27 employees.

Sales and Marketing Expenses

In the first quarter of 2022, Sales and marketing expenses increased $2.8 million, or 112%, driven by an increase of $2.1 million in staff costs as a result of an increase in headcount of 66 employees, as well as a $0.4 million increase in marketing and advertising activities.

General and Administrative Expenses

In the first quarter of 2022, General and administrative expenses increased $14.8 million, or 505%, driven by $4.9 million of issuance costs incurred in connection with the CFPI Stock Purchase Agreement, consisting of $3.0 million related to the issuance of the commitment shares and $1.9 million related to the Introducer Fee, an increase of $3.9 million in staff costs as a result of an increase in headcount of 53 employees, which included $1.0 million of stock compensation costs, and an increase of $3.7 million in professional services related to Audit, Accounting, and Legal fees. Additionally, there was a $1.6 million increase in insurance expenses associated with our Directors and Officers insurance in connection with becoming a public company.
Depreciation and Amortization

In the first quarter of 2022, Depreciation and amortization remained relatively consistent to the first quarter of 2021.

Loss on Issuance of Convertible Loans

In the first quarter of 2022, no convertible loans were outstanding as compared to a Loss on Issuance of convertible loans of $33.3 million in the first quarter of 2021. The loss was driven primarily by aggregate costs exceeded the allocated proceeds of the convertible loans.

Loss on Fair Value of Derivative Liability

In the first quarter of 2022, no derivative liabilities were outstanding as compared to a $56.9 million loss on the fair value of the derivative liability in the first quarter of 2021. The loss was driven primarily by the increase in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and March 2021.

Gain on Fair Value of Warrant Liabilities

In the first quarter of 2022, we recognized a $5.9 million gain on the fair value of the public warrant liabilities which is due to the warrant liabilities’ quoted price decreased from $1.10 per share as of December 31, 2021 to $0.58 per share as of March 31, 2022. There were no public warrant liabilities outstanding during the first quarter of 2021.

Gain on Fair Value of Exchangeable Right Liability

In the first quarter of 2022, we recognized a $7.0 million gain on the fair value of the exchangeable right liability due to the value decreasing from $1.69 per share as of December 31, 2021 to $0.63 per share as of March 31, 2022. There was no exchangeable right liability outstanding during the first quarter of 2021.

Loss on Fair Value of Forward Purchase Agreement

In the first quarter of 2022, we recognized a $16.7 million loss on the fair value of the Forward Purchase Agreement due to the decrease in the fair value of our common shares between December 31, 2021 and March 31, 2022. There was no Forward Purchase Agreement outstanding during the first quarter of 2021.

Loss on Fair Value of Advanced Subscription Agreements

In the first quarter of 2022, no advanced subscription agreements were outstanding. During the first quarter of 2021, we recognized a $1.3 million loss on the fair value of the advanced subscription agreements. The loss was primarily due to the fair value of the underlying ordinary shares increase from £5.94 as of December 31, 2020 to £11.80 as of March 31, 2021.

Interest Expense

In the first quarter of 2022, Interest expense decreased by $0.6 million, or 33%, primarily due to there being no accretion of the amortized cost on the Convertible Loan Notes as they were converted in November 2021.

Other Expense, net

In the first quarter of 2022, Other expense, net increased by approximately $3.0 million primarily due to exchange rate movements.

Income Tax Expense

In the first quarter of 2022, Income tax expense was $0.1 million on $40.2 million of loss before income tax, compared to nil tax expense on $102.4 million of loss before income tax during the comparable 2021 period.

Income taxes for the interim periods have been based on an estimated annualized worldwide effective tax rate. Income tax (expense) benefit differs from the statutory income tax rate primarily due to the occurrence of orphan drug and research development credits, movement in a valuation allowance and the addition to state and foreign taxes.

Wejo Limited is a tax resident in the UK with business units taxable in other territories, including the U.S. Due to the nature of our business, we have generated losses since inception and therefore have not paid corporation tax in the UK, while having tax expense in the United States.

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

On November 18, 2021, we completed the Business Combination, which raised $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. After Wejo incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses, net proceeds were $176.9 million. The proceeds were offset by a payment of $75.0 million from us to Apollo as stipulated in the Forward Purchase Agreement. In November 2021, 251,632 shares were sold by Apollo under the Forward Purchase Agreement and $2.5 million was paid back to us.

On February 14, 2022, we announced that we had entered the CFPI Stock Purchase Agreement, which allows us to obtain, depending on our common shares market price and us meeting other conditions, up to the lesser of $100 million and the Exchange Cap through an equity financing facility. We issued 715,991 common shares to CFPI, representing a 3% commitment fee, incurred in connection with this agreement. Sales of common shares pursuant to the CFPI Stock Purchase Agreement, and the timing of any sales, are solely at the our option, and we are under no obligation to sell any securities to CFPI under the CFPI Stock Purchase Agreement. To the extent we sell common shares under the CFPI Stock Purchase Agreement, we plan to use any proceeds therefrom for working capital and general corporate purposes.

The actual proceeds that we could receive under the CFPI Stock Purchase Agreement and the Apollo Forward Purchase Agreement may be less than the maximum amounts set out in the agreements.

As of March 31, 2022, we had cash of $39.7 million, of which $33.7 million was held outside the United States. If we are unable to secure additional capital through the issuance of common shares or debt, we will be required to reduce expenses to conserve our cash in amounts sufficient to sustain operations at a reduced level and meet our obligations until additional capital can be raised. Our accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that we will achieve or sustain positive cash flows from financing or can reduce sufficiently our expenses. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. These conditions raise substantial doubt about our ability to continue as a going concern (see Note 1 to the accompanying unaudited condensed consolidated financial statements). The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.
Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(23,315)	$(8,607)
Net cash used in investing activities	(807)	(442)
Net cash (used in) provided by financing activities	(2,085)	14,950
Effect of exchange rate changes on cash	(1,384)	145
Net (decrease) increase in cash	$(27,591)	$6,046

Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $23.3 million, primarily resulting from our net loss of $40.3 million, partially offset by $14.5 million, net of adjustments for non-cash items, net and cash provided by our operating assets and liabilities of $2.6 million, driven by an increase of $3.8 million in accounts payable.

During the three months ended March 31, 2021, net cash used in operating activities was $8.6 million, primarily resulting from our net loss of $102.4 million, which was offset by adjustments for non-cash charges of $93.2 million and net cash provided by changes in our operating assets and liabilities of $0.5 million. Significant changes in components of working capital consisted of an increase of $1.4 million in accounts payable due to the increase in expenses to support the revenue growth and a decrease of $3.2 million in prepaid expenses and other assets, offset by a decrease of $4.1 million in accrued expenses and other liabilities related to the professional fees and accrued interests of debt financing.

Cash Used in Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $0.8 million, primarily driven by capitalized internally developed software costs of $0.7 million.

During the three months ended March 31, 2021, net cash used in investing activities was $0.4 million, primarily driven by our capitalized internally developed software costs.

Cash (Used in) Provided by Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $2.1 million, as a result of transaction cost payments related to the Business Combination of $2.1 million.

During the three months ended March 31, 2021, net cash provided by financing activities was $15.0 million, primarily driven by $15.1 million cash proceeds received from issuance of convertible notes, offset by a $0.1 million repayment of our loan’s payable.

Certain Information Concerning Contractual Obligations

There have been no material changes to the contractual obligations disclosed in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Amendment No.1 to the Comprehensive Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

Recently issued accounting pronouncements

For information on recently adopted and issued accounting pronouncements, see Note 2 to the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks as disclosed in "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our Amendment No. 1 to the Comprehensive Annual Report on Form 10-K/A for the year ended December 31, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 because of material weaknesses in our internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in our internal control over financial reporting as of March 31, 2022. These material weaknesses were consistent with the material weaknesses previously disclosed in our Comprehensive Annual Report on Form 10-K/A filed on April 11, 2022. Specifically, these material weaknesses relate to the insufficient design and implementation of processes and controls over financial reporting, including inadequate oversight, review and testing of the work performed by our third-party specialists and to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP. We have concluded that these material weaknesses arose because we did not have the necessary processes, systems, personnel and related internal controls in place. As a result of our lack of accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP, the errors were not identified and corrected in a timely manner. As discussed in greater detail under the caption entitled “Remediation Efforts” below, we are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the identified material weaknesses. At the time of filing this Quarterly Report on Form 10-Q, these material weaknesses have not been remediated.

We are continuing to develop and implement our remediation plan to strengthen the effectiveness of the design and operation of our internal control environment as discussed in greater detail under the caption entitled “Remediation Efforts” below. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our unaudited Condensed Consolidated Balance Sheets, unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit), and unaudited Condensed Consolidated Statements of Cash Flows for the periods presented.

Remediation Efforts

We have taken certain measures to remediate the material weaknesses described above. We have appointed key finance and technical U.S. GAAP accounting resources, including a Chief Financial Officer (in March 2021), a Corporate Controller (in August 2021) and a Head of Financial Reporting (in September 2021), all of which have public company U.S. GAAP financial reporting experience, and we continue to hire additional personnel with strong accounting, internal control, and SOX implementation experience. We have engaged third-party specialists to assist in our remediation efforts, including the design and establishment of processes and controls over financial reporting, the selection and implementation of upgraded financial reporting systems, and the design of our finance organization to identify additional finance and technical U.S. GAAP accounting resources we need to support effective internal controls. Management has initiated a remediation project during the first quarter of 2022 to address the control deficiencies identified in the business processes. This project entails assisting the business functions with the remediation of their control deficiencies, ensuring that adequate management action is taken and supporting evidence is maintained to prove the operating effectiveness of the remediated controls. Control owners are being educated on the principles and requirements of each control as well as the requisite accountabilities within each of the business processes. Upon completion of the remediation project, the remediated controls will be tested by us and our third-party specialist to test that they are operating effectively. We hope to achieve significant progress in strengthening the internal control environment during 2022 through this remediation project and testing thereafter. At this time, we cannot anticipate when we would be able to complete a full remediation or whether we would be able to avoid the identification of additional material weaknesses in the future. We expect to incur a significant amount of costs to execute the various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

While management is working to remediate the material weaknesses, there is no assurance that these remediation efforts, when economically feasible and sustainable, will successfully remediate the identified material weaknesses or that the controls implemented will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business. In contrast, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. Unless and until these material weaknesses have been adequately remediated, or should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common shares. We cannot provide assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, refer to Note 19 to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A in the Registrant's Amendment No.1 to the Comprehensive Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.
.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date

10.6	Common Stock Purchase Agreement, dated as of February 14, 2022 between Wejo Group Limited and CF Principal Investments LLC	Annual Report on Form 10-K	March 31, 2022
10.7	Registration Rights Agreement dated as of February 14, 2022 between Wejo Group Limited and CF Principal Investments LLC	Current Report on Form 8-K	February 15, 2022
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer required by Rule 13a14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Condensed Consolidated Balance Sheets – March 31, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss – Three Months Ended March 31, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) – Three Months Ended March 31, 2022 and 2021 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2022 and 2021 (unaudited) (filed herewith)
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
† Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022

By: /s/ John T. Maxwell
Name: John T. Maxwell
Title: Chief Financial Officer and Director