Form 10-Q/A
period 2022-03-31
Wejo Group Ltd
filed 2022-05-16
CIK 1864448

_________________________________________________________________________________________________
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
_________________________________________________________________________________________

EXPLANATORY NOTE TO AMENDMENT NO. 1

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q filed on May 16, 2022 (the “Original Filing”) which inadvertently omitted Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Certification”). The Certification is included with this Amendment. With the exception of the inclusion of the Certification, there were no changes to the Original Filing. All references to the Form 10-Q in this Report shall refer to this Form 10-Q/A.

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