Form 10-Q
period 2022-06-30
Wejo Group Ltd
filed 2022-08-15
CIK 1864448

_________________________________________________________________________________________________
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 107,654,653 common shares, $0.001 par value per share, outstanding.
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
•The Company’s ability to raise financing in the future and access to capital facilities;
•The Company’s success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•The impact of the regulatory environment and complexities with compliance related to such environment, including compliance with restrictions imposed by federal law and data/privacy law in “internet of things” milieu;
•Economic impacts including inflation and a potential recession;
•Ability to successfully implement cost reduction initiatives;
•The impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience; and
•Factors relating to the business, operations and financial performance of the Company and its subsidiaries.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described within the risk factors disclosed in Part I, Item 1A in the Company’s Comprehensive Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) and as updated in this Quarterly Report on Form 10-Q. You should carefully consider the risks and uncertainties described in this Quarterly Report as they identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART 1. Financial Information

Item 1. Financial Statements
Wejo Group Limited
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$22,030	$67,322
Accounts receivable, net	3,031	1,416
Forward Purchase Agreement	6,736	45,611
Prepaid expenses and other current assets	12,078	17,518
Total current assets	43,875	131,867
Property and equipment, net	609	651
Operating lease right-of-use asset	2,919	—
Intangible assets, net	8,041	9,489
Income tax receivables	137	—
Other assets	626	—
Total assets	$56,207	$142,007
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable, including due to related party of $289 and $1,464, respectively	$16,331	$15,433
Accrued expenses and other current liabilities	24,712	21,089
Current portion of operating lease liability	618	—
Income tax payable	—	282
Total current liabilities	41,661	36,804
Non-current liabilities:
Long term portion of operating lease liability	2,304	—
Long term debt, net of unamortized debt discount and debt issuance costs	35,558	33,705
Public Warrants	1,787	12,650
Exchangeable right liability	1,160	11,154
Total liabilities	82,470	94,313
Commitments and contingencies
Shareholders’ (deficit) equity
Common shares, $0.001 par value, 634,000,000 shares authorized; 96,325,512 and 93,950,205 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	97	94
Additional paid in capital	424,270	415,304
Accumulated deficit	(465,686)	(369,951)
Accumulated other comprehensive income	15,056	2,247
Total shareholders’ (deficit) equity	(26,263)	47,694
Total liabilities and shareholders’ (deficit) equity	$56,207	$142,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$1,615	$542	$2,183	$847
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,933	623	3,250	976
Technology and development	9,417	3,902	16,714	6,384
Sales and marketing	6,848	3,530	12,062	5,984
General and administrative	13,997	6,649	31,726	9,581
Depreciation and amortization	1,016	1,130	2,114	2,155
Total costs and operating expenses	33,211	15,834	65,866	25,080
Loss from operations	(31,596)	(15,292)	(63,683)	(24,233)
Loss on issuance of convertible loan notes	—	(20,666)	—	(53,967)
Gain (loss) on fair value of derivative liability	—	42,033	—	(14,869)
Gain on fair value of public warrant liabilities	4,930	—	10,863	—
Loss on fair value of Forward Purchase Agreement	(19,776)	—	(36,480)	—
Gain on fair value of exchangeable right liability	3,014	—	9,994	—
Loss on fair value of Advanced Subscription Agreements, including related party of nil and $2,249 and nil and $2,656, respectively	—	(3,360)	—	(4,632)
Interest expense	(1,274)	(2,455)	(2,517)	(4,317)
Other expense, net	(10,596)	(6)	(13,721)	(85)
(Loss) income before income taxes	(55,298)	254	(95,544)	(102,103)
Income tax expense	(95)	—	(191)	—
Net (loss) income	(55,393)	254	(95,735)	(102,103)
Other comprehensive (loss) income:
Foreign currency exchange translation adjustment	9,826	255	12,809	(316)
Total comprehensive (loss) income	$(45,567)	$509	$(82,926)	$(102,419)
Net (loss) income per common share - basic	$(0.58)	$0.01	$(1.01)	$(2.80)
Net (loss) income per common share - diluted	$(0.58)	$0.01	$(1.01)	$(2.80)
Weighted-average basic common shares	95,165,493	36,463,696	94,739,215	36,463,696
Weighted-average diluted common shares	95,165,493	39,343,859	94,739,215	36,463,696
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Shareholders' (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Common Shares		Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' (Deficit) Equity
	Shares	Value
Balance at December 31, 2021	93,950,205	$94	$415,304	$2,247	$(369,951)	$47,694
Issuance of common shares pursuant to CFPI Stock Purchase Agreement	715,991	1	2,999	—	—	3,000
Share-based compensation expense	—	—	996	—	—	996
Unrealized gain on foreign currency translation	—	—	—	2,983	—	2,983
Net loss	—	—	—	—	(40,342)	(40,342)
Balance at March 31, 2022	94,666,196	95	419,299	5,230	(410,293)	14,331
Issuance of common shares pursuant to CFPI Stock Purchase Agreement	1,659,316	2	3,276	—	—	3,278
Share-based compensation expense	—	—	1,695	—	—	1,695
Unrealized gain on foreign currency translation	—	—	—	9,826	—	9,826
Net loss	—	—	—	—	(55,393)	(55,393)
Balance at June 30, 2022	96,325,512	$97	$424,270	$15,056	$(465,686)	$(26,263)

Balance at December 31, 2020	36,463,696	$36	$105,835	$(294)	$(152,173)	$(46,596)
Debt discount related to beneficial conversion feature of convertible loan notes	—	—	19,645	—	—	19,645
Unrealized loss on foreign currency translation	—	—	—	(571)	—	(571)
Net loss	—	—	—	—	(102,357)	(102,357)
Balance at March 31, 2021	36,463,696	36	125,480	(865)	(254,530)	(129,879)
Debt discount related to beneficial conversion feature of convertible loan notes	—	—	11,644	—	—	11,644
Unrealized gain on foreign currency translation	—	—	—	255	—	255
Net income	—	—	—	—	254	254
Balance at June 30, 2021	36,463,696	$36	$137,124	$(610)	$(254,276)	$(117,726)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(95,735)	$(102,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,804	2,245
Loss on issuance of convertible loans	—	53,967
Gain on disposal of property and equipment	—	(4)
Depreciation and amortization	2,114	2,155
Non-cash share-based compensation expense	2,691	—
Non-cash expense settled by issuance of commitment shares	3,000	—
Non-cash lease expense	250	—
Non-cash loss (gain) on foreign currency remeasurement	13,856	(96)
Loss on fair value of Advanced Subscription Agreements	—	4,632
Loss on fair value of derivative liability	—	14,869
Gain on fair value of warrant liabilities	(10,863)	—
Loss on fair value of Forward Purchase Agreement	36,480	—
Gain on fair value of exchangeable right liability	(9,994)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,624)	79
Prepaid expenses and other current assets	4,127	2,795
Accounts payable	2,586	2,547
Operating lease liability	(246)	—
Other assets	(660)	—
Accrued expenses and other liabilities	7,527	(358)
Income tax provision	(424)	—
Net cash used in operating activities	(45,111)	(19,272)
Investing activities
Purchases of property and equipment	(186)	(251)
Development of internal software	(1,409)	(1,250)
Net cash used in investing activities	(1,595)	(1,501)
Financing activities
Proceeds from issuance of convertible loans, net of transaction costs	—	16,222
Proceeds from issuance of common shares, net of transaction costs	3,284	—
Payment of issuance costs of convertible loans	—	(1,004)
Net proceeds from issuance of long-term debt	—	17,265
Payment of transaction costs	(2,148)	—
Payment of issuance costs of long-term debt	—	(638)
Repayment of other loan	—	(84)
Proceeds from issuance of related party debt	—	35
Payment of deferred financing costs	—	(400)
Settlement of Forward Purchase Agreement	2,395	—
Repayment of related party debt	—	(10,000)
Net cash provided by financing activities	3,531	21,396
Effect of exchange rate changes on cash	(2,117)	231
Net (decrease) increase in cash	(45,292)	854
Cash at beginning of period	67,322	14,421
Cash at end of period	$22,030	$15,275

Non-cash financing and investing activities
Property and equipment purchases in accounts payable	$93	$45
Transaction costs included in accounts payable and accrued expenses	$6,329	$—
Convertible notes issued through settlement of accounts payable and recognition of prepaid revenue share costs	$—	$4,832
Right-of-use asset obtained in exchange for new operating lease liability	$3,326	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$5,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business

Wejo Group Limited is a publicly traded holding company incorporated as an exempted company limited by shares under the laws of Bermuda. As used in this Quarterly Report on Form 10-Q, the terms “Company,” “Wejo,” “we,” “us,” or “our” refer to Wejo and all of its subsidiaries. Wejo Group Limited was originally incorporated in Bermuda on May 21, 2021 for purposes of effectuating the transactions (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Agreement and Plan of Merger”) dated as of May 28, 2021, by and among Virtuoso Acquisition Corp. (“Virtuoso”), Yellowstone Merger Sub, Inc. (the “Merger Sub”), Wejo Bermuda Limited (“Wejo Bermuda”) and Wejo Limited (“Legacy Wejo” or the “Accounting Predecessor”). In connection with the Business Combination, the Company’s common shares and warrants were listed on the NASDAQ under the symbols WEJO and WEJOW, respectively.

Products and services

The Company provides software and technology solutions to various multiple market verticals in combination with services that utilize ingested and standardized connected vehicle and other high volume, high value datasets, through its proprietary cloud software and analytics platform, Wejo Neural Edge (which is the Company’s technology that includes the Wejo ADEPT platform). The Company’s sector solutions, primarily delivered at this time in the United States and Europe, provide valuable insights to its customers in public and private organizations, including, but not limited to, automotive original equipment manufacturers (“OEMs”), first tier (“Tier 1”) automotive suppliers, fleet management companies (“Fleets”), departments of transportation, retailers, mapping companies, universities, advertising firms, construction firms and research departments. In particular, these solutions can be used to unlock unique insights about mobility journeys, city planning, electric vehicle (“EV”) usage, driver safety, audience and media measurements and more. Over the next several years, the Company expects to further expand its platform to ingest data globally from numerous additional OEMs and other valuable sources, enabling the expansion into additional market verticals and geographic regions, as well as to provide broader and deeper business insights to its OEM and Tier 1 preferred partners.

Wejo Neural Edge is a cloud-based software and analytics platform that makes accessing and sharing vast volumes of connected vehicle data easier, by simplifying and standardizing data sets to maximize the insights gleaned from connected vehicle data to create a more robust mobility experience for drivers, and generate value for vehicle manufacturers and other adjacent businesses. The Wejo Neural Edge platform interfaces with the electronic data originating from vehicles from OEMs, Fleets, and Tier 1s who have partnered with Wejo. This data can be leveraged by the OEM partners as well as other private and public sector businesses in order to create rich analytics, machine learning and rapid insights. The Wejo Neural Edge platform also includes flexible implementation options and adaptable interfaces to ensure a successful and rapid roll out across territories. In addition, Wejo Neural Edge’s compliance approach supports legal and regulatory compliance, including country, federal, state and local regulations.

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

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

As is common in early-stage companies with limited operating histories, the Company is subject to risks and uncertainties such as its ability to influence the connected vehicle market; invest in technology, resources and new business capabilities; maintain and grow the customer base; secure additional capital to support the investments needed for its anticipated growth; comply with governing laws and regulations; and other risks and uncertainties such as those described in the Company’s 2021 Annual Report and updated herein in Part I, Item 1A. To manage these risks and uncertainties while growing as expected, the Company will make significant investments and will therefore need to raise substantial capital during its loss-making period.

The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue to incur negative cash flows from operations for the foreseeable future. As the Company makes investments to increase the markets and customers it serves, the operating losses are expected to increase until the Company reaches the necessary scale to generate net cash proceeds from operations. As of June 30, 2022, the Company had an accumulated deficit of $465.7 million, compared to $370.0 million at December 31, 2021. The Company has historically relied on private equity and debt to fund operations and has raised substantial capital in the Business Combination and public listing of the Company on NASDAQ, which closed on November 18, 2021.

On July 27, 2022, the Company closed a $15.9 million Private Investment in Public Equity “PIPE”. See Note 21 for further details of the financing arrangement.

The Company expects to continue incurring losses for the foreseeable future and will be required to raise additional capital to fund its operations. Management has taken measurable actions to accelerate the Company’s path to profitability by significantly reducing expenses against the 2022 operating plan, prioritizing growth in the traffic, insurance and audience measurement marketplaces, and SaaS solutions for the automotive industry because of their near-term revenue opportunity. The Company’s long-term plans have not changed other than the timing of when other marketplace products will be launched. In addition to successfully raising additional capital through the PIPE offering, the Company has reduced its hiring plan, eliminated non-revenue projects, and prioritized workflows to focus on revenue generation in the current year and into 2023. The Company plans to decrease its cash utilization from $10.0 million per month at the start of 2022 to a forecasted $5.0 million to $6.0 million per month by the fourth quarter of 2022 and will continue to identify and implement further reductions to its committed expenditures during 2023 primarily through further reductions in core operating expenses. However, as set out below, the Company will also need to raise further funds.

As a public company listed on NASDAQ, the Company has multiple options to fund development of the business. Specifically, as of the date of this report, the Company has two additional funding options:

1.On February 14, 2022, the Company entered into a Committed Equity Facility (“CEF”), which provides the Company with the option, but not the right, to sell up to the lesser of (i) $100.0 million of its common shares, and (ii) the Exchange Cap (as defined below) over a 36-month period, subject to certain contractual terms and market conditions which became available in May 2022. During the six months ended June 30, 2022, the Company sold 1,659,316 common shares at a weighted average price of $1.98 per share under the CFPI Stock Purchase Agreement, which generated aggregate proceeds of $3.3 million. The Company has a remaining availability of up to approximately 16.4 million of its common shares for sale under the CEF.

2. On November 19, 2021, the Company entered into a $75.0 million Forward Purchase Agreement with each of Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC and Apollo SPAC Fund I, L.P. (collectively, “Apollo”). For the six months ended June 30, 2022, pursuant to the Apollo Forward Purchase Agreement (the “FPA”), 1,587,526 common shares were sold at a weighted average price of $1.53, which generated aggregate proceeds of $2.4 million. As of June 30, 2022, approximately 5,660,000 common shares were outstanding under the FPA.

Both funding options (collectively referred to as the “Facilities”) are driven by the future price of the Company’s common shares and in the case of the CEF, also the future trading volumes of the Company’s common shares, which may limit the actual level of funds that can be raised.

The Company expects its capital runway to extend into late 2023 based on a combination of the Company’s forecasted level of expenditures, including additional reductions not fully implemented, the Company’s cash balance of $22.0 million as of June 30, 2022, access to the Facilities under current market conditions, and $15.9 million from the closing of the PIPE on July 27, 2022. Considering the current rate of revenues, expenditures and available cash on hand, the Company will require the anticipated incremental capital from the Facilities (the amount of which will be dependent on the share price) or other uncommitted sources and further reductions in expenses in order to have sufficient funds for the coming twelve months from the date of filing this Quarterly Report on Form 10-Q.

The Company will also continue to explore other funding options which provide the opportunity to raise additional capital until it reaches profitability in the future; however, there can be no assurance that the Company will be able to (i) obtain additional financing on terms acceptable to the Company, on a timely basis, or at all, (ii) successfully implement necessary expense reduction measures, or (iii) grow its revenues.

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

On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of its Forward Purchase Agreement (see Note 6) and Exchangeable Right Liability (see Note 15); the carrying value of accounts receivable, including the determination of the allowance for credit losses; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of property and equipment, capitalized software, and definite-lived intangible assets; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of its stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These unaudited condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2022 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company’s 2021 Annual Report.

2. New Accounting Standards

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases in their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. As an EGC, the Company has adopted the guidance for nonpublic entities during the interim and annual reporting periods beginning after December 15, 2021.
On January 1, 2022, the Company adopted ASU 2016-02, using the modified retrospective method for lease accounting. The Company recognized an operating lease right-of-use asset of $3.3 million, a current operating lease liability of $0.6 million, and a long term operating lease liability of $2.6 million in the unaudited Condensed Consolidated Balance Sheets as a result of the implementation of this standard. See Note 18 for additional information.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. As an EGC, Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is continuing to evaluate the impact of its pending adoption of Topic 326 in its unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 (“Topic 740”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard is effective April 1, 2022. The Company adopted this standard during the second quarter of fiscal 2022 and did not have a material effect in the Company’s unaudited condensed consolidated financial statements.

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

CFPI Stock Purchase Agreement

On February 14, 2022, the Company entered into the CFPI Stock Purchase Agreement and a Registration Rights Agreement with CFPI. Pursuant to the CFPI Stock Purchase Agreement, the Company has the right to sell to CFPI up to the lesser of (i) $100.0 million of newly issued Company common shares, and (ii) the Exchange Cap (subject to certain conditions and limitations), from time to time during the term of the CFPI Stock Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to CFPI under the CFPI Stock Purchase Agreement more than 18,780,646 common shares, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the CFPI Stock Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of Common Stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common shares during the applicable purchase date, less a fixed 3.5% discount to such VWAP. However, the total shares to be purchased on any day may not exceed the VWAP Purchase Maximum, which limits sales to a percentage of the trading volume. As consideration for CFPI’s commitment to purchase common shares at the Company’s direction upon the terms and subject to the conditions set forth in the CFPI Stock Purchase Agreement, upon execution of the CFPI Stock Purchase Agreement, on February 15, 2022, the Company issued 715,991 shares of its common shares to CFPI. The Company recognized expense of $3.0 million related to these shares within general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss. During the six months ended June 30, 2022, the Company sold 1,659,316 common shares at a weighted average price of $1.98 per share under the CFPI Stock Purchase Agreement, which generated aggregate proceeds of $3.3 million. The Company has a remaining availability of up to approximately 16.4 million of its common shares for sale.

There have been no material changes to the transactions disclosed in Item 8. Financial Statements and Supplementary Data in the Registrant's 2021 Annual Report.

4. Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, as shown in the following tables (in thousands):

	Balance as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement	$—	$—	$6,736	$6,736
Total	$—	$—	$6,736	$6,736
Liabilities:
Public Warrants	$1,787	$—	$—	$1,787
Exchangeable right liability	—	—	1,160	1,160
Total	$1,787	$—	$1,160	$2,947

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement	$—	$—	$45,611	$45,611
Total	$—	$—	$45,611	$45,611
Liabilities:
Public Warrants	$12,650	$—	$—	$12,650
Exchangeable right liability	—	—	11,154	11,154
Total	$12,650	$—	$11,154	$23,804

There were no transfers into or out of Level 3 instruments and/or between Level 1 and Level 2 instruments as of June 30, 2022.

The following table provides a roll forward of the aggregate fair value of the Company’s public warrant liability, Exchangeable Right Liability (see Note 15), and Forward Purchase Agreement (see Note 6) (in thousands):

	Public Warrant Liability	Exchange- able Right Liability	Forward Purchase Agreement
Balance as of December 31, 2021	$12,650	$11,154	$45,611
Net proceeds from sale of FPA Shares	—	—	(2,395)
Change in estimated fair value	(10,863)	(9,994)	(36,480)
Balance as of June 30, 2022	$1,787	$1,160	$6,736

The changes in estimated fair value are recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Exchangeable Right Liability was valued using the Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Exchangeable right liability as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	4.4 years	4.4 years	4.9 years	4.9 years
Estimated volatility	75.0%	75.0%	45.0%	45.0%
Risk-free rate	3.0%	3.0%	1.2%	1.2%

Changes in the unobservable inputs noted above would impact the fair value of the Exchangeable Right Liability. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would increase (decrease) in the Exchangeable Right Liability and an increase (decrease) in the Company’s stock price would increase (decrease) the value of the Exchangeable Right Liability.

The Forward Purchase Agreement was valued using the Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Forward Purchase Agreement as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	1.4 years	1.4 years	1.9 years	1.9 years
Estimated volatility	50.0%	50.0%	45.0%	45.0%
Risk-free rate	2.8%	2.8%	0.7%	0.7%

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

The transaction price is comprised of the contractual fixed fee specified in each customer agreement and is allocated to the single performance obligation. The Company recognizes revenue when the performance obligation is satisfied through the fulfillment of the contractual promises. The performance obligation is generally fulfilled by the Company providing access to the specified data either throughout the duration of each customer agreement’s contractual term or upon delivery of a one-time batch of historic data. The Company may deliver data and the license without supplying connectivity services. As such, the Company generally recognizes revenue for customers with a contractual agreement to provide data over a period ratably over the term of the contract, which is typically one year. The Company recognizes revenue for historic batches of data to the customer upon delivery of such data. Standard payment terms are 30 days from the date of the invoice, which is typically sent to the customer monthly or upon delivery of the one-time historic batch of data.

In arrangements where another party (i.e. OEMs) is involved in providing specified services to a customer, the Company evaluates whether it is the principal or the agent. In this evaluation, the Company considers if it obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, and discretion in establishing price. The terms of the Company’s OEM data sharing agreements vary, and in some situations, certain rights retained by the OEMs over the connected vehicle data being supplied to the customers were determined to provide the OEMs with control over the data, and the Company has determined it acts as the agent in this arrangement and recognizes revenue on a net basis. During the three and six months ended June 30, 2022, the Company has recognized a reduction of revenue of $1.3 million and $2.4 million, respectively, compared to $1.2 million, and $1.7 million for the three and six months ended June 30, 2021, respectively. These reductions of revenue arise from revenue sharing and other fees paid to the Company’s OEM partners, where the Company has determined that it is acting as an agent in the relationship. However, in situations where the Company has control over the connected vehicle data, the Company has determined that it acts as the principal and recognizes revenue on a gross basis. In revenue arrangements where the Company provides intelligence data, visualization tools, or analytical products to customers, as well as in circumstances where it provides significant integration services to create a combined output, the Company has control over the underlying data and is acting as the principal and recognizes revenue on a gross basis.

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

General

During the three months ended June 30, 2022 and 2021, the Company had one customer that individually generated 10.0% or more of the Company’s revenue for the period. For the three months ended June 30, 2022 and 2021, this significant customer generated 15.9% and 28.6% of the Company’s revenue, respectively. In addition, the revenue recognized over time and at a point in time was approximately 44% and 56%, respectively, during the three months ended June 30, 2022 and 53% and 47%, respectively, during the three months ended June 30, 2021.

During the six months ended June 30, 2022 and 2021, the Company had one customer that individually generated 10.0% or more of the Company's revenue for the period. For the six months ended June 30, 2022 and 2021, this significant customer generated 10.3% and 18.9% of the Company’s revenue, respectively. In addition, the revenue recognized over time and at a point in time was approximately 50% and 50%, respectively, during the six months ended June 30, 2022 and 62% and 38%, respectively, during the six months ended June 30, 2021.

During the three months ended June 30, 2022 and 2021 the Company earned 84% and 100% of its revenue from Marketplace Data Solutions, respectively. For the six months ended June 30, 2022 and 2021 the Company earned 90% and 100% of its revenue from Marketplace Data Solutions, respectively. For the three months ended June 30, 2022 and 2021, the Company earned approximately 89% and 100% of its revenue within the U.S., respectively. For the six months ended June 30, 2022 and 2021, the Company earned approximately 92% and 100% of its revenue within the U.S., respectively. The country in which the revenue is generated is based on the address of the ultimate customer utilizing the solutions provided.

6. Forward Purchase Agreement

On November 10, 2021, Apollo entered into the FPA with Wejo Limited. Subject to certain termination provisions, the FPA provides that on the 2-year anniversary of the effective date (the “Maturity Date”) of the FPA, each Apollo seller will sell to the Company the number of shares purchased by such seller (up to a maximum of 7,500,000 shares across all sellers) of Virtuoso Class A common stock, which, under the FPA, ultimately became the Company’s common shares after the share-for-share exchange provided under the Business Combination (the “FPA Shares”). On November 19, 2021, the Company paid Apollo $75.0 million (the “Prepayment Amount”).

At any time, and from time to time, after November 18, 2021 (the closing of the Business Combination), each Apollo seller may sell FPA Shares at its sole discretion in one or more transactions, publicly or privately and, in connection with such sales, terminate the FPA in whole or in part in an amount corresponding to the number of FPA Shares sold (the “Terminated Shares”). On the settlement date of any such early termination, such seller will pay to the Company $10 per share regardless of the sale price and Apollo will retain any amounts in excess of $10 per share. The Company may deliver a written notice to each seller requesting partial settlement of the transaction subject to there being a remaining percentage of the FPA Shares (the “Excess Shares”) that has not become Terminated Shares within a six month or one year period. The amount paid in such early settlement to the Company is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by $10 per share or (ii) the net sale proceeds received by such seller for such Excess Shares sold in the early settlement.

For the three and six months ended June 30, 2022, pursuant to the Forward Purchase Agreement, the Company initiated the sale of 1,587,526 common shares at a weighted average price of $1.53 which generated proceeds of $2.4 million. As of the year ended December 31, 2021, Apollo terminated 251,632 FPA Shares and paid $2.5 million back to the Company. As of June 30, 2022 and December 31, 2021, there were approximately 5,660,000 and 7,250,000 total outstanding shares under the FPA. As of June 30, 2022, there were 1,910,842 Excess Shares outstanding under the FPA. As of June 30, 2022, the fair value of the FPA was $6.7 million, compared to $45.6 million at December 31, 2021 and was recognized in its respective line in the Consolidated Balance Sheets.

The FPA was initially and subsequently measured at fair value using an option pricing approach. During the three and six months ended June 30, 2022, there was an immaterial gain on settlement of the terminated FPA shares, which was determined by the difference between the fair value of terminated FPA Shares and the cash proceeds received. A $19.8 million and $36.5 million loss on fair value of the FPA was recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the three and six months ended June 30, 2022, respectively. This includes a $15.8 million and a $28.9 million unrealized loss FPA Shares outstanding at June 30, 2022 recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the three and six months ended June 30, 2022, respectively. There were no amounts recorded for unrealized loss on the FPA for the three and six months ended June 30, 2021.

7. Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepayments[1]	$8,364	$12,338
VAT recoverable	1,604	2,963
Prepaid insurance	1,232	1,346
Other current assets	634	600
Research and development expenditure credit receivable	244	271
Total	$12,078	$17,518
__________________
1 Prepayments are largely related to the Palantir master subscription agreement.

8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Office equipment	$1,398	$1,356
Furniture and fixtures	32	35
Total property and equipment	1,430	1,391
Less accumulated depreciation	(821)	(740)
Total	$609	$651

For the three and six months ended June 30, 2022, depreciation expense was $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2021, depreciation expense was $0.1 million and $0.1 million, respectively.

9. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
Data sharing agreement	$9,481	$(4,777)	$4,704
Internally developed software	14,791	(11,454)	3,337
Total	$24,272	$(16,231)	$8,041

	As of December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Data sharing agreement	$10,555	$(4,564)	$5,991
Internally developed software	14,975	(11,477)	3,498
Total	$25,530	$(16,041)	$9,489

The foreign currency exchange difference related to the gross book value of the General Motors (“GM”) data sharing agreement as of June 30, 2022 compared to December 31, 2021 was $1.1 million. Amortization expense was $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, amortization expense was $0.4 million and $0.8 million, respectively.

Amortization for internally developed software was $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, amortization for internally developed software was $0.7 million and $1.2 million, respectively. The Company did not recognize any intangible asset impairment losses for the three and six months ended June 30, 2022 and 2021.

The estimated aggregate amortization expense, excluding effects of currency exchange rates, for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Year Ended December 31,
2022 (excluding the six months ended June 30, 2022)	$1,642
2023	2,752
2024	2,233
2025	1,414
2026	—
$8,041

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Compensation and benefits	$13,542	$13,761
Professional fees	4,485	4,903
Accrued revenue share costs	3,824	598
Development and technology	1,611	635
Deferred income	798	225
Marketing and commissions	184	334
Other liabilities	268	633
Total	$24,712	$21,089

11. Advanced Subscription Agreements

Between September 2019 and March 2020, the Company entered into advanced subscription agreements (“ASAs”) with future investors resulting in gross proceeds of £5.6 million (approximately $7.1 million). On July 31, 2021, all outstanding ASAs converted into ordinary shares of Legacy Wejo, which were converted into 1,053,273 common shares of the Company in connection with the Business Combination. The ASAs were carried at fair value, pursuant to which the associated liability was recorded at fair value and subsequently remeasured to fair value at each reporting date. During the three and six months ended June 30, 2021, the Company recognized losses of $3.4 million and $4.6 million, respectively, in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income related to the change in the estimated fair value of the Advanced Subscription Agreements.

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

The Company assessed whether an immediate beneficial conversion feature (“BCF”) existed with regards to the conversion option upon maturity at each issuance of the Convertible Loans. A beneficial conversion feature exists when convertible instruments are issued with an initial “effective conversion price” that is less than the fair value of the underlying share. The Company determined that there was a BCF associated with such conversion feature upon issuance of the January 2021 Loans and recorded a total BCF of $19.6 million to Additional paid-in capital in the unaudited Condensed Consolidated Balance Sheets, representing the intrinsic value of the in-the-money portion of the conversion option upon maturity, with an offsetting reduction to the carrying amount of the Loans as a debt discount upon issuance.

The Company concluded that the conversions in the event of a Qualified Financing and Non-Qualified Financing represented redemption features and, along with the redemption features upon an Exit and an event of default, each met the definition of embedded derivative that was required to be accounted for as a separate unit of accounting.

The Company recorded combined issuance-date fair value of the derivative liabilities of $28.7 million as a derivative associated with the January 2021 Convertible Loans. The offsetting debt discount is limited to the proceeds allocated to the January 2021 Convertible Loans. After reducing the carrying value of the January 2021 Convertible Loans by the BCF of $19.6 million and debt issuance costs of $1.0 million, the issuance-date fair value of the derivative liabilities associated with the January 2021 Convertible Loans exceeded its allocated proceeds by $33.3 million. As a result, the carrying value of the January 2021 Convertible Loans were reduced to zero and a loss on issuance of $33.3 million was recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

During the three and six months ended June 30, 2021, a $42.0 million gain and a $14.9 million loss on fair value of derivative liability was recorded as a loss in the unaudited Condensed Consolidated Statements of Operations and Comprehensive
(Loss) Income, respectively. The accretion of amortized cost of $1.0 million and $1.8 million was recorded in interest expense, net in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the three and six months ended June 30, 2021, respectively.

13. Long-term Debt, Net of Unamortized Debt Discount and Debt Issuance Costs

	June 30, 2022	December 31, 2021
9.2% Secured Loan Notes, due April 2024	$39,000	$39,000
Less: unamortized discount and issuance costs	(3,442)	(5,295)
Carrying value of long-term debt	$35,558	$33,705

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

As of June 30, 2022, the carrying value of the Secured Loan Notes consisted of $39.0 million principal outstanding, less the unamortized debt discount of $3.1 million and the unamortized debt issuance costs of $0.3 million. The debt discount and the debt issuance costs are being accreted to interest expense through the remaining term of the modified debt agreement using the effective interest method. Interest expense relating to the term Secured Loan Notes for the three and six months ended June 30, 2022 was $1.3 million and $2.5 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan costs.

14. Warrants

Public Warrants

The Company has 11,500,000 outstanding public warrants (the “Public Warrants”) to purchase an aggregate of 11,500,000 Company common shares. There were no Public Warrants exercised during the three and six months ended June 30, 2022.

The Company accounts for its outstanding Public Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Public Warrants do not meet the criteria for equity treatment thereunder. As such, each Public Warrants must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of warrant liability in the Company’s unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

15. Exchangeable Right Liability

The Company has 6,600,000 outstanding Exchangeable Rights to purchase an aggregate of 6,600,000 Company common shares. There were no Exchangeable Rights exercised during the three and six months ended June 30, 2022.

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

Each Exchangeable Right entitles the holder to exchange one Exchangeable Right for one of the Company’s common shares at an exercise price of $11.50 per share, subject to adjustment, or cash, at Wejo Bermuda’s option. The Exchangeable Rights cannot be exercised until 12 months after the issuance thereof, which occurred in connection with the closing of the Business Combination on November 18, 2021. Thereafter, it can be exercised at any time up until the fifth year following the close of the Business Combination (see Note 3).

The exercise price and number of common shares issuable upon exercise of the Exchangeable Rights may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.

16. Share-Based Compensation

In November 2021, the Company’s board of directors adopted, and the Company’s shareholders approved, the 2021 Equity Incentive Plan, or the “2021 Plan”. The 2021 Plan allows the compensation and leadership development committee to make share-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants). As of June 30, 2022, there were 6,389,850 common shares available for issuance under the 2021 Plan.

Options under the 2021 Plan

Stock option transactions during the six months ended June 30, 2022 are summarized as follows:

	Number of Units Outstanding	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,456,102	$11.04	9.9	$—
Granted	282,988	1.96
Vested	—	—
Forfeited	(777,162)	11.10
Outstanding at June 30, 2022	1,961,928	$9.71	9.5	$—
Exercisable at June 30, 2022	—	$—	—	$—

As of June 30, 2022, there was $7.2 million of unrecognized compensation cost related to options to purchase common shares of the Company, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Share Units under the 2021 Plan

Restricted share unit (“RSU”) transactions during the six months ended June 30, 2022 are summarized as follows:

	Number of Units Outstanding	Weighted Average Fair Value Per Unit
Outstanding at December 31, 2021	3,288,257	$11.38
Granted	4,444,879	2.01
Vested	—	—
Forfeited	(183,489)	1.96
Outstanding at June 30, 2022	7,549,647	$6.09

As of June 30, 2022, there was $12.3 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.7 years.

Share-based compensation expense recorded is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$1,433	$—	$2,450	$—
Sales and marketing	196	—	232	—
Technology and development	57	—	—	—
Cost of revenue	9	—	9	—
Total	$1,695	$—	$2,691	$—

17. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(55,393)	$254	$(95,735)	$(102,103)
Net (loss) income attributable to ordinary shareholders - basic and diluted	$(55,393)	$254	$(95,735)	$(102,103)

Denominator:
Weighted-average number of common shares used in net (loss) income per share - basic	95,165,493	36,463,696	94,739,215	36,463,696
Advanced Subscription Agreements	—	1,053,273	—	—
Incremental shares based upon assumed exercise of Public Warrants	—	1,826,890	—	—
Weighted-average number of common shares used in net (loss) income per share - diluted	95,165,493	39,343,859	94,739,215	36,463,696

Net (loss) income per share - basic	$(0.58)	$0.01	$(1.01)	$(2.80)
Net (loss) income per share - diluted	$(0.58)	$0.01	$(1.01)	$(2.80)

The Company’s potentially dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net (loss) income per share as the effect would be to reduce the net (loss) income per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net (loss) income per share attributable to shareholders is the same. The following potentially dilutive securities have been excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Public Warrants to purchase common shares	11,500,000	—	11,500,000	—
Advanced Subscription Agreements	—	—	—	1,053,273
Warrants to purchase ordinary shares of Legacy Wejo	—	—	—	1,826,890
Exchangeable right liability	6,600,000	—	6,600,000	—
Earn-out shares	6,000,000	—	6,000,000	—
Restricted common share units	7,549,647	—	7,549,647	—
Options to purchase common shares	1,961,928	15,728,139	1,961,928	15,728,139
Warrants to purchase common shares	—	2,696,269	—	2,696,269
Total	33,611,575	18,424,408	33,611,575	21,304,571

The Company also had Convertible Loan Notes outstanding as of the three and six months ended June 30, 2021, which could have obligated the Company to issue common shares upon the occurrence of various future events at prices and in amounts that were not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of the Convertible Loan Notes had not been satisfied during the three and six months ended June 30, 2021, the Company has excluded these instruments from the table above and the calculation of diluted net (loss) income per share. These instruments were converted into shares of Legacy Wejo and were ultimately converted into common shares of the Company in connection with the Business Combination (see Note 3).

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

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company has no material finance leases. The Company leases its corporate headquarters in Manchester, UK which will expire in June 2026 and is classified as an operating lease. This lease does not contain any renewal option, material residual value guarantees nor material restricted covenants.

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

Leased Facilities

As of June 30, 2022 the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the Condensed Consolidated Balance Sheets by calculating the present value of lease payments, at the Company’s estimated incremental borrowing rate, over the 3.5 years weighted average remaining lease term.

For the three and six months ended June 30, 2022, total lease expense of the Company’s leased facilities was approximately $0.2 million and $0.5 million, respectively, and was included in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company does not have any leases that have not yet commenced which are material.

Future minimum discounted lease payments are as follows (in thousands):

Year Ended December 31,
2022 (excluding the six months ended June 30, 2022)	$448
2023	846
2024	872
2025	930
2026	476
Total minimum lease payments	3,572
Less: Imputed interest	(650)
Present value of lease liability	$2,922

19. Commitments and Contingencies

Commitments with Vendors

The Company is party to software and cloud hosting agreements to meet the demands of its customers in various marketplaces. The remaining payments for these services are as follows:

Year Ended December 31,
2022 (excluding the six months ended June 30, 2022)	$4,272
2023	18,802
2024	8,000
2025	8,000
2026	94,098
Total	$133,172

The actual usage may be less than the contractual commitments and the Company will be required to make the minimum payments.

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

On April 1, 2021, Arma Partners LLP (“Arma”), filed a lawsuit against the Company in the Royal Courts of Justice, London, England, under Claim Number CL 2021-00201 and amended the claim on December 23, 2021. In the lawsuit, Arma claim a declaration from the Court that Arma is entitled to remuneration arising from the Business Combination, and certain fundraising events that occurred during 2021 and 2020. As of June 30, 2022, the maximum damages claimed by Arma was £11.8 million, approximately $14.3 million, plus interest. Arma’s claim is disputed and is being defended in its entirety. The Company can provide no assurance as to the scope and final outcome of this matter and whether its business, financial position, results of operations or cash flows will not be materially adversely affected. No accrual has been made in the above matter as the determination is that a loss is not probable as of June 30, 2022.

The Company does not believe there are any other pending legal proceedings that will have a material impact in the Company’s unaudited condensed consolidated financial statements and did not have contingency reserves established for any liabilities as of June 30, 2022 and December 31, 2021.

20. Related Party Transactions

General Motors

The Company is party to a (i) Data Sharing Agreement, dated December 21, 2018 (see Note 9), (ii) Advanced Subscription Agreement, dated December 13, 2019 (see Note 11) and (iii) Convertible Loan Agreement, dated July 21, 2020 (see Note 12), with GM. GM currently holds more than 5.0% of the Company’s equity.

Pursuant to the terms of the Data Sharing Agreement, the Company and GM share fees with respect to data licenses that support the opportunities for licensing of connected vehicle data. During the three and six months ended June 30, 2022, the Company recorded $1.4 million and $2.4 million, respectively, as a reduction to revenue, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income for revenue sharing amounts owed to GM. During the three and six months ended June 30, 2021, the Company recorded $1.1 million and $1.6 million, respectively, as a reduction to revenue, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income for revenue sharing amounts owed to GM.

As of June 30, 2021, the loan principal and accrued interest had been paid. Interest expense of $0.1 million and $0.4 million was recorded in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the three and six months ended June 30, 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company had $0.3 million and $1.5 million, respectively, recorded to Accounts payable in the Consolidated Balance Sheets for amounts owed to GM.

Chief Executive Officer

The Chief Executive Officer (“CEO”) of the Company currently holds more than 5.0% of the Company’s equity. The CEO also serves as an executive director of another company that entered into a service agreement with the Company, dated March 20, 2020, under which the company agreed to provide certain proof of concept analysis and autonomous vehicle simulation services to the Company. The Company recognized $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, for professional services rendered by that provider on behalf of the Company.

Chairman of the Board of Directors

The Chairman of the Company’s Board of Directors also serves as a non-employee director of two other companies. The Company and one of the companies entered into two service agreements dated February 12, 2020 and December 1, 2020 under which the company agreed to provide certain consulting and related services to the Company, which services were not provided by the Chairman. Pursuant to the terms of the agreement, the Company recognized nil and $0.1 million in fees during the three and six months ended June 30, 2022, compared to $0.1 million, and $0.2 million in fees during the three and six months ended June 30, 2021, respectively, for professional services rendered by the company.

Director of the Board of Directors

A company that is controlled by a director, entered into a Consultancy Agreement, dated May 12, 2016, under which such director provided certain consulting and related services to the Company. Pursuant to the terms of the Consultancy Agreement, the Company recognized $0.1 million, and $0.7 million of expenses for the three and six months ended June 30, 2021, respectively, for professional and capital raising services rendered on behalf of the Company. Upon completion of the Business Combination, this agreement was effectively terminated.

Managing Member of Virtuoso Sponsor LLC

The Company engaged Jeffrey Warshaw under the Introducer Agreement, dated February 1, 2022 (the “Introducer Agreement”), to introduce the Company to CFPI and its affiliates and arrange the CFPI Stock Purchase Agreement for the Company (see Note 3). Mr. Warshaw is the managing member of Virtuoso Sponsor LLC, a holder of over 5% of the Company’s common stock. In exchange for Mr. Warshaw’s services under the Introducer Agreement, upon the execution of the CFPI Stock Purchase Agreement, the Company paid Mr. Warshaw a fee (the “Introducer Fee”) equal to $1.9 million (1.85% of the face amount of the committed equity facility secured by the Company under the CFPI Stock Purchase Agreement) during the six months ended June 30, 2022, which was recorded within general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Apollo

On November 10, 2021, Apollo and the Company entered into the Forward Purchase Agreement. Under that agreement, Apollo entered into an equity prepaid forward transaction in which it acquired 7.5 million shares of Virtuoso Class A common shares at $10 per share, which, following the closing of the Business Combination, were exchanged to and represented more than 5% of the Company’s outstanding common shares. In May 2022, the Company delivered a written notice to Apollo to request partial settlement of the transaction and received net sale proceeds of $2.4 million with respect to 25% of the purchased shares. As of June 30, 2022, Apollo holds 5.7 million of the Company’s common shares.

21. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2022, the balance sheet date, up to the date that the unaudited condensed consolidated financial statements were issued and determined there are no additional events to disclose.

Private Placement

On July 27, 2022, the Company entered into a subscription agreement with significant investment coming from Sompo Light Vortex, Inc., a wholly-owned subsidiary of Sompo Holdings (“Sompo Light Vortex, Inc.”), as well as current investors and certain members of the Company’s Board of Directors, pursuant to which the Company agreed to issue and sell in a private placement 11,329,141 of the Company’s Units (as defined below), each consisting of (i) one of the Company’s Common Shares, and (ii) one third of one warrant to purchase one Common Share, exercisable for a period of five years at an exercise price of $1.56 (the “Warrants,” and together with the Common Shares, the “Units”) at a purchase price of $1.40 per Unit (the “PIPE Financing”). The purchase price of $1.40 per Unit satisfied the Minimum Price requirement under NASDAQ rules. The aggregate purchase price for the Units was approximately $15.9 million.

The Warrants may be exercised only during the period commencing on July 29, 2022 (to correspond with the deadline for registration) and terminating at 5:00 p.m., New York City time, five (5) years after the date of the closing of the sale of the Units, subject to certain conditions. The Company intends to use the net proceeds from the PIPE Financing for general corporate purposes. The Company is required to file a resale registration statement with the SEC to register for resale of the Common Shares, the Warrants and the Common Shares issuable upon exercise of the Warrants on or prior to December 31, 2022, at any time the Company is eligible to file a registration statement with the SEC on Form S-3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in the Company’s 2021 Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Business Combination

Wejo Group Limited was incorporated under the laws of Bermuda on May 21, 2021 for the purpose of (i) effectuating the transactions (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Agreement and Plan of Merger”), dated as of May 28, 2021, by and among Virtuoso Acquisition Corp. (“Virtuoso”), Yellowstone Merger Sub, Inc. (the “Merger Sub”), Wejo Bermuda Limited (“Wejo Bermuda”) and Wejo Limited (“Legacy Wejo”), and (ii) becoming the parent company of the combined business following the consummation of the Business Combination with Virtuoso, a blank check company incorporated on August 25, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Until the consummation of the Business Combination, Virtuoso did not engage in any operations nor generate any revenue; however, it did generate interest on the funds held in the trust account and incurred costs around our formation and other operating costs.

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

Through the Business Combination, among other things, all of Legacy Wejo’s outstanding share options, warrants, and convertible loan notes were converted into shares in Legacy Wejo and the shareholders of Legacy Wejo exchanged all classes of their shares and Virtuoso exchanged all of their Class A and Class B common shares for common shares in Wejo, which became publicly listed on the NASDAQ as of the consummation of the Business Combination. As part of the Business Combination, we raised net proceeds of $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. In addition, we incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses. The $176.9 million in net proceeds were offset by a payment of $75.0 million by us to Apollo as stipulated in the Forward Purchase Agreement.

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

These activities helped us understand the potential for the connected vehicle data business and design our platform for processing and analyzing large volume data flows. After obtaining our first OEM data contract in December 2018, we launched our proprietary cloud software and analytics platform, ADEPT (which has since become a part of Wejo Neural Edge, our current platform) for processing OEM data and began generating revenue from our Wejo Marketplace Data Solutions in 2019. Connected vehicles contain hundreds of data sensors, emitting information such as location, speed, direction, braking, temperature and weather conditions. This raw data when harnessed can create intelligence, both historical and in real-time that is unavailable from any other source.

Based on both external and internal research completed by our management, we expect that connected vehicles will make up 44% of all vehicles in 2030. This is a greater than three-fold gain, increasing from 196 million connected vehicles in 2020 to approximately 600 million connected vehicles in 2030. As of June 30, 2022, we had 18.8 million monetizable vehicles on the Neural Edge platform from currently onboarded OEMs, a 29% increase over the prior year. Of these monetizable vehicles, 13.0 million were active on our Neural Edge platform within the last six months of which we ingested and standardized their related data, tracking over 86.2 million journeys and 18.6 billion data points a day, primarily in the United States. Based on existing OEM, automotive suppliers (Tier 1) and distributor (automotive dealer) relationships, we expect that near real time live streaming vehicles on our platform will increase to 124 million connected vehicles by 2030. Wejo data, insights, and solutions enable customers, including, among others, departments of transportation, retailers, construction firms and research departments to unlock unique insights about vehicle journeys, city infrastructures, electric vehicle (“EV”) usage, road safety and more.

In addition to the strength of our intellectual property, as of June 30, 2022, we had relationships with 30 OEMs, Tier 1, and fleet providers of connected vehicle data components. The OEMs on our platform provide the unique data sets that we ingest regularly in Wejo Neural Edge 24 hours a day. To date, no industry standard for connected vehicle data exists. This is where Wejo technology has a singular leadership position in the market, and by creating that standard, we will enable future product developments such as vehicle-to-vehicle communications, pay-as-you-drive insurance, automated breakdown recovery, predictive maintenance and touchless “pay-by-car” commerce for parking, retail and more.

We are also working with the OEMs, Tier 1s, and Fleet providers to provide Wejo Software & Cloud Solutions (comprised of platforms as a service, data processing capabilities, customer privacy management or business insights derived from connected vehicle data) such as component intelligence. Data For Good™: from our inception, this mantra has captured our values that connected vehicle data will reduce emissions, make roads safer and create positive driver experiences. Our foundation is built upon a total commitment to data privacy and security, including compliance with regulations including GDPR and CCPA. We plan to leverage our leading position in North America and continue expansion into Europe, Asia and the rest of the world. We continue to evolve, scaling past data traffic management solutions into a host of new compelling proprietary offerings and fields of use. As the business progresses, we expect an increasing level of subscription and licensing revenue to be generated by Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions.

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

In June 2022, we announced Wejo Historic Traffic Patterns, Wejo Labs and Wejo Autonomous Vehicle Operating System (“AVOS”). These products, solutions, and platforms position us to accelerate our revenue, as they are scalable and reusable across many product verticals and SaaS solutions. Wejo Historic Traffic Patterns offers users the ability to request specific data and insights from highly granular and accurate historic traffic patterns over the last several years from any specific location in the US, even if no monitors or sensors were previously installed. Wejo Historic Traffic Patterns allows government agencies, civil engineering firms, mapping/navigation providers, logistics companies and commercial real estate developers to gather insights directly via an Application Programming Interface (“API”) from the Wejo platform or via the Wejo Studio analytics portal.

Wejo Labs is a cloud-based platform that allows researchers and data scientists from universities, research organizations and civil and traffic engineering consultancies to run traffic and mobility studies at scale with accurate connected vehicle data from tens of millions of connected vehicles across the US and Europe.

Wejo AVOS is a platform that we anticipate will leverage billions of daily data points from millions of connected vehicles, including autonomous vehicle data, to generate autonomous vehicle outcomes. The platform is set to rapidly accelerate the development and adoption of autonomous vehicles for the world’s leading automakers and fleet developers by opening up and democratizing access to connected vehicle data.

We operate our business to take advantage of a sizeable market opportunity. Through our own bottoms-up analysis, coupled with third party research, we estimate our Serviceable Addressable Market (“SAM”) to be worth approximately $61.0 billion by 2030. We determined the SAM as two components: Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. For Wejo Marketplace Data Solutions, we used the data and research from the connected vehicle analyst firm Ptolemus. We have projected Total Addressable Market numbers (“TAMs”) for each of our eight current and potential Wejo Marketplace Data Solutions products (namely Traffic Management, Audience and Media Measurement, End-to-End Insurance Services, Remote Diagnostic, Fleet Management, Car Sharing & Rental, Roadside Assistance, and Integrated Payments) by region and timeframe. We then applied a discount factor by calculating 70% of each TAM to create the Wejo SAM. For Wejo Software & Cloud Solutions, we worked with Gartner research to determine the total spend in this area of SaaS solutions for the automotive industry and calculated our SaaS SAM as 5% of the total SAM of $61 billion.

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

Capital Raising and Cost Cutting Initiatives

On July 27, 2022 we closed a $15.9 million PIPE anchored by Sompo Light Vortex, Inc., whose significant presence in Japan will have the added benefit of accelerating our entry into the Japanese market. In addition, we have taken measurable actions to accelerate our path to profitability by significantly reducing expenses against the 2022 operating plan, prioritizing growth in the traffic, insurance and audience measurement marketplaces and SaaS solutions for the automotive industry because of their near-term revenue opportunity. Our long-term plans have not changed other than the timing of when our remote vehicle diagnostic and fleet marketplace products will be launched (see Item 2. Liquidity and Capital Resources).

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

Our customers or potential customers include the transportation, retail, advertising, and entertainment industries, all of which have been impacted by the COVID-19 pandemic and companies whose customers operate in impacted industries. However, in 2022, we have seen these customers gradually increase their technology and sales transformation initiatives as a result of the easing of restrictions leading to an increase in economic growth in the second half of 2021. Management continues to actively monitor the impact of the pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. There have been recent spikes in COVID-19 cases, and some health experts have predicted that the COVID-19 pandemic will worsen during the winter months. As of the date of issuance of these unaudited condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain.

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

Wejo is expanding our customer base in multiple ways. Wejo Marketplace Data Solutions will expand from one product line to eight product lines over the next couple of years, and the number of market verticals to which we will sell these solutions will expand significantly as we rollout new product lines. We are expanding our base on larger enterprise customers in both Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. This customer base expansion can be seen in 2022 through our reported Revenue, net, Gross Billings, and the following metrics (as projected by management and all as of June 30, 2022):

•Revenue, net increased to $1.6 million, or 198%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and to $2.2 million, or 158%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
•Total Contract Value increased by $17.1 million, or 104%, to $33.5 million as of June 30, 2022, compared to June 30, 2021. Of this amount, unrecognized total contract value is $18.3 million.1
•Gross Bookings of customers increased to $6.1 million, or 126%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and increased to $12.5 million, or 198%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.1
•Gross Billings to customers increased to $2.7 million, or 125%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and increased to $4.6 million, or 130%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.1
______________________
1 These key metrics are not considered in conformity with U.S. GAAP. We and our management believe that these key metrics are useful to investors in measuring our comparable results period-over-period.

We define Total Contract Value (“TCV”) as the projected value of all contracts we have ever signed to-date with our customers. The 104% increase in TCV as compared to the prior year, speaks to our ability to close deals and secure additional contracts. The increase in contracts represents the potential for an increase in revenue. Unrecognized total contract value represents estimated TCV minus the amount of revenue recognized to-date before any revenue share payments to OEMs.

We define Gross Bookings as the total projected value of contracts signed in the relevant period, excluding taxes and renewal options available to customers in future periods. The increase in Gross Bookings to $6.1 million for the three months ended June 30, 2022 and to $12.5 million for the six months ended June 30, 2022 demonstrates our ability to secure new deals within the year.

We define Gross Billings as the amounts billed to customers in the relevant period, excluding taxes, a portion of which often will be shared with certain OEM preferred partners. The 125% increase in Gross Billings for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and the 130% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 illustrates our ability to bill customers in a timely manner.

Notably, as Wejo offers new visualization tools and software solutions to our customers in multiple market verticals, we are migrating our revenue towards a stronger base of recurring revenue. As of June 30, 2022, Wejo had Annual Recurring Revenue (“ARR”) of $6.2 million, up from $4.1 million as of June 30, 2021, an increase of 51%. We calculate ARR by taking the gross

Monthly Recurring Revenue (“MRR”) for the last month of the reporting period and multiplying it by twelve months. MRR for each month is calculated by aggregating revenue from customers with contracts with more than four months in duration and includes recurring software licenses, data licenses, and subscription agreements.

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

We define Adjusted EBITDA, a non-GAAP measure, as Loss from operations excluding: (1) share-based compensation expense; (2) depreciation of equipment and amortization of intangible assets; and (3) transaction related costs, when applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses. Adjusted EBITDA should not be considered in isolation or as a substitute for net loss or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(55,393)	$254	$(95,735)	$(102,103)
Income tax expense	95	—	191	—
(Loss) income before income taxes	(55,298)	254	(95,544)	(102,103)
Interest expense	1,274	2,455	2,517	4,317
Loss on issuance of convertible loan notes	—	20,666	—	53,967
(Gain) loss on fair value of derivative liability	—	(42,033)	—	14,869
Gain on fair value of public warrant liabilities	(4,930)	—	(10,863)	—
Loss on fair value of Forward Purchase Agreement	19,776	—	36,480	—
Gain on fair value of exchangeable right liability	(3,014)	—	(9,994)	—
Loss on fair value of Advanced Subscription Agreements	—	3,360	—	4,632
Other expense, net	10,596	6	13,721	85
Loss from operations	(31,596)	(15,292)	(63,683)	(24,233)
Add (Subtract):
Depreciation and amortization	1,016	1,130	2,114	2,155
Transaction costs	—	—	4,801	—
Share-based compensation expense	1,695	—	2,691	—
Adjusted EBITDA	$(28,885)	$(14,162)	$(54,077)	$(22,078)

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

We are expanding our revenue base and at the same time expanding our base of monetizable connected vehicles. As of June 30, 2022, Wejo had 18.8 million monetizable vehicles on the Neural Edge platform from currently onboarded OEMs, a 29% increase over June 30, 2021. Of these monetizable vehicles, 13.0 million vehicles were active on our Neural Edge platform. Annualized Gross Bookings per average monetizable connected vehicle as of June 30, 2022 was $1.39 per vehicle on a rolling four quarter basis, up 101% from $0.69 as of June 30, 2021. We expect Gross Bookings per vehicle to significantly expand as we roll out new product lines to multiple market verticals in the Wejo Marketplace Data Solutions and customers in Wejo Software & Cloud Solutions.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue, net	$1,615	$542	$1,073	198%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,933	623	1,310	210%
Technology and development	9,417	3,902	5,515	141%
Sales and marketing	6,848	3,530	3,318	94%
General and administrative	13,997	6,649	7,348	111%
Depreciation and amortization	1,016	1,130	(114)	(10)%
Total costs and operating expenses	33,211	15,834	17,377	110%
Loss from operations	(31,596)	(15,292)	(16,304)	107%
Loss on issuance of convertible loan notes	—	(20,666)	20,666	NM
Gain on fair value of derivative liability	—	42,033	(42,033)	NM
Gain on fair value of public warrant liabilities	4,930	—	4,930	NM
Loss on fair value of Forward Purchase Agreement	(19,776)	—	(19,776)	NM
Gain on fair value of exchangeable right liability	3,014	—	3,014	NM
Loss on fair value of Advanced Subscription Agreements	—	(3,360)	3,360	NM
Interest expense	(1,274)	(2,455)	1,181	(48)%
Other expense, net	(10,596)	(6)	(10,590)	NM
(Loss) income before income taxes	(55,298)	254	(55,552)	NM
Income tax expense	(95)	—	(95)	NM
Net (loss) income	$(55,393)	$254	$(55,647)	NM
NM - Not meaningful.

Revenue, net

In the three months ended June 30, 2022, Revenue, net increased by $1.1 million, or 198%. This increase was driven by strong growth in the Traffic Management product line of the Wejo Marketplace Data Solutions, which increased by $0.6 million, driven by an increase in the average revenue, net, per revenue generating customer, and an increase $0.5 million in the Wejo Software & Cloud Solutions business line revenue. The majority of our revenue in the second quarter of 2022 and 2021 was from the United States.

Cost of Revenue (exclusive of depreciation and amortization)

In the three months ended June 30, 2022, Cost of revenue increased $1.3 million, or 210%, primarily as a result of a $0.5 million increase in staff costs to support the growth of our business. Additionally, there was a $0.4 million increase in data acquisition costs. Additionally there was an increase in our customer activity and a 18.2% increase in vehicles on the Wejo Neural Edge platform, driving a total increase in data hosting costs of $0.3 million. Since the early stages of growth in Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions, our Cost of revenue has exceeded Revenue, net as we have been building our capabilities to be able to scale as the business grows.

Technology and Development Expenses

In the three months ended June 30, 2022, Technology and development expenses increased by $5.5 million, or 141%, principally due to an increase of $4.3 million in IT expenses, driven by the deployment of new software to support the growth of our business. Additionally, staff costs increased by $1.0 million due to an increase in average headcount for the period of 29 employees.

Sales and Marketing Expenses

In the three months ended June 30, 2022, Sales and marketing expenses increased $3.3 million, or 94%, driven by an increase of $3.6 million in staff costs as a result of an increase in average headcount for the period of 49 employees, partially offset by a $0.5 million decrease in marketing and advertising activities.

General and Administrative Expenses

In the three months ended June 30, 2022, General and administrative expenses increased $7.3 million, or 111%, driven by an increase of $4.0 million in staff costs, attributable to an increase in average headcount of 48 employees and $1.4 million of stock compensation expenses. In addition, there was a $2.2 million increase in insurance expenses associated with our Directors and Officers insurance in connection with becoming a public company and a $0.5 million increase in licenses and subscription expenses.
Depreciation and Amortization

In the three months ended June 30, 2022, Depreciation and amortization was relatively flat compared to the second quarter of 2021.

Loss on Issuance of Convertible Loans

In the three months ended June 30, 2022, there were no convertible loans outstanding as compared to a Loss on Issuance of convertible loans of $20.7 million in the second quarter of 2021. The loss was driven primarily by aggregate costs exceeding the allocated proceeds of the convertible loans.

Gain on Fair Value of Derivative Liability

In the three months ended June 30, 2022, no derivative liabilities were outstanding as compared to a $42.0 million gain on the fair value of the derivative liability in the second quarter of 2021. The loss was driven primarily by the increase in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and March 2021.

Gain on Fair Value of Warrant Liabilities

In the three months ended June 30, 2022, we recognized a $4.9 million gain on the fair value of the public warrant liabilities which is due to the warrant liabilities’ quoted price decreased from $0.58 per share as of March 31, 2022 to $0.16 per share as of June 30, 2022. There were no public warrant liabilities outstanding during the second quarter of 2021.

Loss on Fair Value of Forward Purchase Agreement

In the three months ended June 30, 2022, we recognized a $19.8 million unrealized loss on the fair value of the Forward Purchase Agreement due to the decrease in the fair value of our common shares between March 31, 2022 and June 30, 2022. There was no Forward Purchase Agreement outstanding during the second quarter of 2021.

Gain on Fair Value of Exchangeable Right Liability

In the three months ended June 30, 2022, we recognized a $3.0 million gain on the fair value of the exchangeable right liability due to the value decreasing from $0.63 per share as of March 31, 2022 to $0.18 per share as of June 30, 2022. There was no exchangeable right liability outstanding during the second quarter of 2021.

Loss on Fair Value of Advanced Subscription Agreements

In the three months ended June 30, 2022, no advanced subscription agreements were outstanding. During the second quarter of 2021, we recognized a $3.4 million loss on the fair value of the advanced subscription agreements. The loss was primarily due to management’s estimation that all of the advanced subscription agreements would be converted into ordinary shares on July 31, 2021. Accordingly, the ASA value was revalued to $12.8 million during the three months ended June 30, 2021.

Interest Expense

In the three months ended June 30, 2022, Interest expense decreased by $1.2 million, or 48%, primarily due to there being no accretion of the amortized cost on the Convertible Loan Notes as they were converted in November 2021.

Other Expense, net

In the three months ended June 30, 2022, Other expense, net increased due to unfavorable exchange rate movements of $10.6 million related to assets and liabilities denominated in foreign currencies.

Income Tax Expense

In the three months ended June 30, 2022, Income tax expense was less than $0.1 million on $55.3 million of loss before income tax, compared to nil tax expense on $0.3 million of income before income tax during the comparable 2021 period. The tax expense for the three months ended June 30, 2022, is the result of taxable income recognized in the United States.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue, net	$2,183	$847	$1,336	158%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,250	976	2,274	233%
Technology and development	16,714	6,384	10,330	162%
Sales and marketing	12,062	5,984	6,078	102%
General and administrative	31,726	9,581	22,145	231%
Depreciation and amortization	2,114	2,155	(41)	(2)%
Total costs and operating expenses	65,866	25,080	40,786	163%
Loss from operations	(63,683)	(24,233)	(39,450)	163%
Loss on issuance of convertible loan notes	—	(53,967)	53,967	NM
Loss on fair value of derivative liability	—	(14,869)	14,869	NM
Gain on fair value of public warrant liabilities	10,863	—	10,863	NM
Loss on fair value of Forward Purchase Agreement	(36,480)	—	(36,480)	NM
Gain on fair value of exchangeable right liability	9,994	—	9,994	NM
Loss on fair value of Advanced Subscription Agreements	—	(4,632)	4,632	NM
Interest expense	(2,517)	(4,317)	1,800	(42)%
Other expense, net	(13,721)	(85)	(13,636)	NM
Loss before income taxes	(95,544)	(102,103)	6,559	(6)%
Income tax expense	(191)	—	(191)	NM
Net loss	$(95,735)	$(102,103)	$6,368	(6)%
NM - Not meaningful

Revenue, net

In the six months ended June 30, 2022, Revenue, net increased by $1.3 million, or 158%. This increase was driven by strong growth in the Traffic Management product line of the Wejo Marketplace Data Solutions of $0.8 million, resulting from an increase in the average revenue, net per revenue generating customer and an increase in the year-over-year number of revenue generating customers. Additionally, there was an increase of $0.5 million in the Wejo Software & Cloud Solutions business line revenue resulting from the closing of three new deals in the period. The majority of our revenue in the first half of 2022 and 2021 was from the United States.

Cost of Revenue (exclusive of depreciation and amortization)

In the six months ended June 30, 2022, Cost of revenue increased $2.3 million, or 233%, primarily as a result of an increase in our customer activity and a 18.2% increase in vehicles on the Wejo Neural Edge platform, driving a total increase in data hosting costs of $0.8 million. Additionally, there was a $0.7 million increase in data acquisition costs, as well as a $0.6 million increase in staff costs. Since the early stages of growth in Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions, our Cost of revenue has exceeded Revenue, net as we have been building our capabilities to be able to scale as the business grows.

Technology and Development Expenses

In the six months ended June 30, 2022, Technology and development expenses increased by $10.3 million, or 162%, principally due to an increase of $8.3 million in IT expenses, driven by the deployment of new software to support the growth of our business. Additionally, staff costs increased by $1.7 million due to an increase in average headcount in the period of 38 employees.

Sales and Marketing Expenses

In the six months ended June 30, 2022, Sales and marketing expenses increased $6.1 million, or 102%, driven by an increase of $5.8 million in staff costs as a result of an increase in average headcount in the period of 54 employees.

General and Administrative Expenses

In the six months ended June 30, 2022, General and administrative expenses increased $22.1 million, or 231%, driven by an increase of $7.9 million in staff costs, attributable to an increase in average headcount in the period of 52 employees and $2.4 million of stock compensation expenses. Additionally there were $4.9 million of issuance costs incurred in connection with the CFPI Stock Purchase Agreement, consisting of $3.0 million related to the issuance of the commitment shares and $1.9 million related to the Introducer Fee, an increase of $3.9 million in professional services related to audit, accounting, and legal fees, a $3.8 million increase in insurance expenses associated with our Directors and Officers insurance in connection with becoming a public company and a $0.9 million increase in licenses and subscription expenses.
Depreciation and Amortization

In the six months ended June 30, 2022, Depreciation and amortization remained relatively flat compared to the first half of 2021.

Loss on Issuance of Convertible Loans

In the six months ended June 30, 2022, no convertible loans were outstanding as compared to a Loss on Issuance of convertible loans of $54.0 million in the first half of 2021. The loss was driven primarily by aggregate costs exceeding the allocated proceeds of the convertible loans.

Loss on Fair Value of Derivative Liability

In the six months ended June 30, 2022, no derivative liabilities were outstanding as compared to a $14.9 million loss on the fair value of the derivative liability in the first half of 2021. The loss was driven primarily by the increase in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and March 2021.

Gain on Fair Value of Warrant Liabilities

In the six months ended June 30, 2022, we recognized a $10.9 million gain on the fair value of the public warrant liabilities which is due to the warrant liabilities’ quoted price decreased from $1.10 per share as of December 31, 2021 to $0.16 per share as of June 30, 2022. There were no public warrant liabilities outstanding during the first half of 2021.

Loss on Fair Value of Forward Purchase Agreement

In the six months ended June 30, 2022, we recognized a $36.5 million unrealized loss on the fair value of the Forward Purchase Agreement due to the decrease in the fair value of our common shares between December 31, 2021 and June 30, 2022. There was no Forward Purchase Agreement outstanding during the first half of 2021.

Gain on Fair Value of Exchangeable Right Liability

In the six months ended June 30, 2022, we recognized a $10.0 million gain on the fair value of the exchangeable right liability due to the value decreasing from $1.69 per share as of December 31, 2021 to $0.18 per share as of June 30, 2022. There was no exchangeable right liability outstanding during the first half of 2021.

Loss on Fair Value of Advanced Subscription Agreements

In the six months ended June 30, 2022, no advanced subscription agreements were outstanding. During the first half of 2021, we recognized a $4.6 million loss on the fair value of the advanced subscription agreements. The loss was primarily due to the fair value of the underlying ordinary shares increasing.

Interest Expense

In the six months ended June 30, 2022, Interest expense decreased by $1.8 million, or 42%, primarily due to there being no accretion of the amortized cost on the Convertible Loan Notes as they were converted in November 2021.

Other Expense, net

In the six months ended June 30, 2022, Other expense, net increased due to unfavorable exchange rate movements of $13.6 million related to assets and liabilities denominated in foreign currencies.

Income Tax Expense

In the six months ended June 30, 2022, Income tax expense was $0.2 million on $95.5 million of loss before income tax, compared to nil tax expense on $102.1 million of loss before income tax during the comparable 2021 period. The tax expense for the six months ended June 30, 2022, is the result of taxable income recognized in the United States.

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

On November 18, 2021, we completed the Business Combination, which raised $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. After Wejo incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses, net proceeds were $176.9 million. The proceeds were offset by a payment of $75.0 million from us to Apollo as stipulated in the Forward Purchase Agreement. In November 2021, 251,632 shares were sold by Apollo under the Forward Purchase Agreement and $2.5 million was paid back to us. During the six months ended June 30, 2022, pursuant to the Forward Purchase Agreement, 1,587,526 common shares were sold at a weighted average price of $1.53 which generated proceeds of $2.4 million. As of the year ended December 31, 2021, Apollo terminated 251,632 FPA Shares and paid $2.5 million back to the Company. As of June 30, 2022 and December 31, 2021, there were approximately 5,660,000 and 7,250,000 total outstanding shares under the FPA. As of June 30, 2022, there were 1,910,842 Excess Shares outstanding under the FPA.

On February 14, 2022, we announced that we had entered the CFPI Stock Purchase Agreement, which allows us to obtain, depending on our common shares market price and us meeting other conditions, up to the lesser of $100 million and the Exchange Cap through an equity financing facility. We issued 715,991 common shares to CFPI, representing a 3% commitment fee, incurred in connection with this agreement. Sales of common shares pursuant to the CFPI Stock Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to CFPI under the CFPI Stock Purchase Agreement. To the extent we sell common shares under the CFPI Stock Purchase Agreement, we plan to use any proceeds therefrom for working capital and general corporate purposes. During the six months ended June 30, 2022, we have sold 1.7 million common shares at a weighted average price of $1.98 per share under the CFPI Stock Purchase Agreement. We have a remaining availability of up to approximately 16.4 million of its common shares for sale.

The actual proceeds that we could receive under the CFPI Stock Purchase Agreement and the Apollo Forward Purchase Agreement may be less than the maximum amounts set out in the agreements.

As of June 30, 2022, we had cash of $22.0 million, of which $18.9 million was held outside the United States. On July 27, 2022 we closed a $15.9 million PIPE anchored by Sompo Light Vortex, Inc., (see Note 21 to the accompanying unaudited condensed consolidated financial statements).

We are continuing to reduce our committed and non-committed expenditures in 2023 which will reduce operating expenses for the full year 2022 by decreasing our cash utilization from $10.0 million per month at the start of 2022 to a forecasted $5.0 million to $6.0 million per month by the fourth quarter of 2022. The combination of the PIPE, these cost cutting initiatives and the financing available under our financing Facilities, including $4.0 million available under our Secured Loan Notes facility, is intended to extend our capital runway into late 2023. Considering the current rate of revenues, expenditures and available cash on hand, we will require the anticipated incremental capital from the Facilities and further reductions in expenses in order to have sufficient funds for the coming twelve months from the date of filing this Quarterly Report on Form 10-Q.

If we are unable to secure additional capital through the issuance of common shares or debt, we will be required to implement additional cost cutting measures to conserve our cash in amounts sufficient to sustain operations at a reduced level and meet our obligations until additional capital can be raised. Our accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that we will achieve or sustain positive cash flows from financing or can reduce sufficiently our expenses. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. These conditions raise substantial doubt about our ability to continue as a going concern (see Note 1 to the accompanying unaudited condensed consolidated financial statements). The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

Our long-term plans have not changed other than the timing of when other marketplace products will be launched. In addition to successfully raising additional capital through the PIPE offering, we have reduced our hiring plan, eliminated non-revenue projects, and prioritized workflows to focus on revenue generation in the current year and into 2023. We plan to decrease our cash utilization from $10.0 million per month at the start of 2022 to a forecasted $5.0 million to $6.0 million per month by the fourth quarter of 2022 and will continue to identify and implement further reductions to our committed expenditures during 2023 primarily through further reductions in core operating expenses.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(45,111)	$(19,272)
Net cash used in investing activities	(1,595)	(1,501)
Net cash provided by financing activities	3,531	21,396
Effect of exchange rate changes on cash	(2,117)	231
Net (decrease) increase in cash	$(45,292)	$854

Cash Used in Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $45.1 million, primarily resulting from our net loss of $95.7 million, partially offset by adjustments for non-cash charges of $39.3 million, and movements in our operating assets and liabilities of $11.3 million, driven by an increase of $7.5 million in Accrued expenses and other liabilities and a $2.6 million increase in Accounts payable due to increased spending to support the growth of our business.

During the six months ended June 30, 2021, net cash used in operating activities was $19.3 million, primarily resulting from our net loss of $102.1 million, which was offset by adjustments for non-cash charges of $77.8 million and net cash provided by changes in our operating assets and liabilities of $5.1 million. Significant changes in components of working capital consisted of an increase of $2.5 million in accounts payable due to the increase in expenses to support the revenue growth and an increase of $2.8 million in prepaid expenses and other assets, offset by a decrease of $0.4 million in accrued expenses and other liabilities.

Cash Used in Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $1.6 million, driven by capitalized internally developed software costs.

During the six months ended June 30, 2021, net cash used in investing activities was $1.5 million, driven by capitalized internally developed software costs.

Cash Provided by Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $3.5 million, by proceeds from the sale of our common stock pursuant to the CFPI Stock Purchase Agreement of $3.3 million and settlement of the Forward Purchase Agreement of $2.4 million, partially offset by transaction cost payments related to the Business Combination of $2.1 million.

During the six months ended June 30, 2021, net cash provided by financing activities was $21.4 million, primarily driven by $16.2 million cash proceeds received from issuance of convertible notes and net proceeds from issuance of long-term debt of 17.3 million offset by a $10.0 million repayment of related party debt.

Certain Information Concerning Contractual Obligations

There have been no material changes to the contractual obligations disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 2021 Annual Report.

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

Loss on Issuance of Convertible Notes

We issued convertible notes in January 2021 and April 2021 for which the initial fair value of the convertible notes was greater than the proceeds we received. We recognized the loss on issuance as the difference between the initial fair value of the convertible notes and cash proceeds received within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Loss on Fair Value of Derivative Liability

In 2021, we issued convertible notes that contain redemption features, which met the definition of a derivative instrument. We classified these derivative instruments as a liability on our unaudited Condensed Consolidated Balance Sheets. We remeasured this derivative liability to fair value at each reporting date and recognized changes in the fair value of the derivative liability within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Upon the closing of the Business Combination, all of the outstanding principal and accrued interest under the convertible notes automatically converted into ordinary shares of Wejo Limited, which were ultimately converted into Wejo Group Limited common shares, the derivative liability was derecognized and no further fair value remeasurement needs to be performed.

Gain on Fair Value of Warrant Liability

We have an aggregate of 11,500,000 Public Warrants we assumed as part of the Business Combination. We classify the warrants as a liability on our Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the warrant liability within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. We will continue to recognize changes in the fair value of the warrant liability until the warrants are exercised, expire or qualify for equity classification.

Loss on Fair Value of Forward Purchase Agreement

On November 10, 2021, Apollo entered into an agreement, on a several and not joint basis, with us (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction. We account for the Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40, under which the Forward Purchase Agreement does not meet the criteria for equity treatment and must be recorded as an asset. Accordingly, we classify the Forward Purchase Agreement as a current asset on our unaudited Condensed Consolidated Balance Sheets with changes in fair value reflected in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income at each reporting period.

Gain on Fair Value of Exchangeable Right Liability

We have an aggregate of 6,600,000 exchangeable preferred shares of Wejo Bermuda (the “Exchangeable Right”) we assumed as part of the Business Combination. We classify the Exchangeable Right as a liability on our unaudited Condensed Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the exchangeable right liability within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. We will continue to recognize changes in the fair value of the exchangeable right liability until they are exercised, expire or qualify for equity classification.

Loss on Fair Value of Advanced Subscription Agreements

Prior to completing the Business Combination, we issued ASAs that contained an automatic conversion feature, which is triggered by either the occurrence of Series C round financing or share sale triggering a change of control. We concluded that it was appropriate to apply the fair value option to the ASAs because there were no non-contingent beneficial conversion features related to the ASAs. We classified these ASAs as a liability on our Consolidated Balance Sheets and remeasure them to fair value at each reporting date to the date of conversion, and recognized changes in the fair value of the ASAs within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. All remaining outstanding ASAs converted into ordinary shares of Legacy Wejo on July 31, 2021, which were then converted into Wejo Group Limited common shares upon Business Combination.

Other expense, net

Other expense, net primarily consists of foreign exchange gain or loss arising from foreign currency transactions and a benefit from research and development tax credits.

Income Taxes

Income taxes for the interim periods have been based on an estimated annualized worldwide effective tax rate. Income tax (expense) benefit differs from the statutory income tax rate primarily due to movement in a valuation allowance and the addition to state and foreign taxes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks as disclosed in "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2021 Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 because of material weaknesses in our internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in our internal control over financial reporting as of June 30, 2022. These material weaknesses were consistent with the material weaknesses previously disclosed in our 2021 Annual Report. Specifically, these material weaknesses relate to the insufficient design and implementation of processes and controls over financial reporting, including inadequate oversight, review and testing of the work performed by our third-party specialists and to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP. We have concluded that these material weaknesses arose because we did not have the necessary processes, systems, personnel and related internal controls in place. As a result of our lack of accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP, the errors were not identified and corrected in a timely manner. As discussed in greater detail under the caption entitled “Remediation Efforts” below, we are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the identified material weaknesses. At the time of filing this Quarterly Report on Form 10-Q, these material weaknesses have not been remediated.

We are continuing to develop and implement our remediation plan to strengthen the effectiveness of the design and operation of our internal control environment as discussed in greater detail under the caption entitled “Remediation Efforts” below. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our unaudited Condensed Consolidated Balance Sheets, unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, unaudited Condensed Consolidated Statements of Shareholders’ (Deficit) Equity, and unaudited Condensed Consolidated Statements of Cash Flows for the periods presented.

Remediation Efforts

We have taken certain measures to remediate the material weaknesses described above. During the second quarter of 2022, the Company implemented a new Enterprise Resource Program (ERP) system. This implementation included the core financial system modules (General Ledger, Accounts Receivable, Accounts Payable, and Purchase Orders), which systematically integrates key financial processes. Previously, we had appointed key finance and technical U.S. GAAP accounting resources, including a Chief Financial Officer (in March 2021), a Corporate Controller (in August 2021) and a Head of Financial Reporting (in September 2021), all of which have public company U.S. GAAP financial reporting experience, and we continue to hire additional personnel with strong accounting, internal control, and SOX implementation experience across all aspects of the Company’s financial function. We have engaged third-party specialists to assist in our remediation efforts, including the design and establishment of processes and controls over financial reporting, the selection and implementation of upgraded financial reporting systems, and the design of our finance organization to identify additional finance and technical U.S. GAAP accounting resources we need to support effective internal controls. Management had initiated a remediation project during the first quarter of 2022 to address the control deficiencies identified in the business processes. This project entails assisting the business functions with the remediation of their control deficiencies, ensuring that adequate management action is taken and supporting evidence is maintained to prove the operating effectiveness of the remediated controls. Control owners are being educated on the principles and requirements of each control as well as the requisite accountabilities within each of the business processes. The Company has completed the first phase of implementation of new financial systems as a part of our remediation efforts. As a result, during the second quarter of 2022, we have started the design testing of the remediated controls to validate the control design. Upon completion of the remediation project, the remediated controls will be tested by us and our third-party specialist to test that they are operating effectively. We hope to achieve significant progress in strengthening the internal control environment during 2022 through this remediation project and testing thereafter. At this time, we cannot anticipate when we would be able to complete a full remediation or whether we would be able to avoid the identification of additional material weaknesses in the future. We expect to incur a significant amount of costs to execute the various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

While management is working to remediate the material weaknesses, there is no assurance that these remediation efforts, when economically feasible and sustainable, will successfully remediate the identified material weaknesses or that the controls implemented will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business. In contrast, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. Unless and until these material weaknesses have been adequately remediated or should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common shares. We cannot provide assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

As described above, during the second quarter of 2022, the Company implemented a new enterprise resource planning (“ERP”) system. This implementation included the core financial system modules (General Ledger, Accounts Receivable, Accounts Payable, and Purchase Orders), which systematically integrates key financial processes. In addition, the U.K. affiliate of the Company migrated to a global payroll system provider also used by the U.S. affiliate. A single payroll system provider will enable streamlined processes, and drive efficiencies through a common system resulting in one source of data. An Equity Compensation Awards Management system was also implemented to monitor and record transactions within the Company’s Share-based compensation program. These implementations resulted in certain new and/or changes to the Company’s processes and procedures, which required the Company to modify certain of its internal controls over financial reporting. In addition, as a result of the on-going control remediation efforts described above, new or revised process controls have been applied to internal controls over financial reporting. All these changes to the Company’s processes and controls have been, and will continue to be, subject to the Company’s program for evaluating the design and operating effectiveness of internal control over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, refer to Note 19 to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

The Company’s risk factor disclosure in Part I, Item 1A of its 2021 Annual Report is hereby supplemented as follows:

We, as well as our independent registered public accounting firm, have previously expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2021 and 2020 with respect to substantial doubt over our ability to continue as a going concern. As the Company makes investments to increase the markets and customers it serves, we expect our operating losses to increase until the Company reaches the necessary scale to generate cash profits from operations. The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue incurring losses for the foreseeable future. As such, the Company will be required to raise additional capital to fund its operations and implement certain expense reduction measures. There can be no assurance that the Company will be able to (i) obtain additional financing on terms acceptable to the Company, on a timely basis or at all, (ii) successfully implement necessary expense reduction measures, or (iii) grow its revenues.

In November 2021, the Company completed the Business Combination (see Note 1 to the accompanying unaudited condensed consolidated financial statements), which raised $176.9 million in net proceeds, which were offset by a payment of $75.0 million by the Company to Apollo under the Forward Purchase Agreement (see Note 6 to the accompanying unaudited condensed consolidated financial statements). During November 2021, Apollo terminated 251,632 Wejo Group Limited common shares it acquired under the Forward Purchase Agreement and paid $2.5 million back to the Company. For the three and six months ended June 30, 2022, an additional 1,587,526 common shares were sold at a weighted average price of $1.53 under the Forward Purchase Agreement, which generated aggregate proceeds of $2.4 million. As of June 30, 2022, approximately 5,660,000 common shares were outstanding under the FPA. The timing of payments to the Company on account of sales of such shares is limited by the terms of the FPA as described in greater detail in Note 6 to the accompanying unaudited condensed consolidated financial statements.

The Company also issued further notes in a principal amount of $7.5 million under the Loan Note Instrument in the fourth quarter of 2021 (see Note 13 to the accompanying unaudited condensed consolidated financial statements).

In addition, on February 14, 2022, the Company entered into the CFPI Stock Purchase Agreement, under which the Company has the right to sell to CFPI up to the lesser of (i) $100.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined in the CFPI Stock Purchase Agreement). During the six months ended June 30, 2022, the Company sold 1,659,316 common shares at a weighted average price of $1.98 per share under the CFPI Stock Purchase Agreement, which generated aggregate proceeds of $3.3 million. As of June 30, 2022, the Company has a remaining availability of up to approximately 16.4 million of its common shares for sale under the CEF out of an initial availability of approximately 18.8 million common shares. The actual proceeds that the Company could receive under the CFPI Stock Purchase Agreement and the Apollo Forward Purchase Agreement, however, may be less than the maximum amounts set out in the agreements.

On July 27, 2022, the Company closed a $15.9 million Private Investment in Public Equity “PIPE,” with Sompo Light Vortex, Inc. as well as current investors and certain members of management and the Company’s Board of Directors, which is described in greater detail in Note 21 to the accompanying unaudited condensed consolidated financial statements. In addition to successfully raising additional capital through the PIPE offering, the Company has reduced its hiring plan, eliminated non-revenue projects, and prioritized workflows to focus on revenue generation in the current year and into 2023. The Company plans to decrease its cash utilization from $10.0 million per month at the start of 2022 to a forecasted $5.0 million to $6.0 million per month by the fourth quarter of 2022 and will continue to identify and implement further reductions to its committed expenditures during 2023 primarily through further reductions in operating costs. The Company will also need to raise further funds.

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Absent the receipt of financing proceeds and the implementation of the expense reduction measures described above, there can be no assurance that the Company will achieve or sustain positive cash flows. If the Company is unable to maintain adequate liquidity, future operations will need to be further scaled back or discontinued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer required by Rule 13a14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Condensed Consolidated Balance Sheets – June 30, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income – Three and Six Months Ended June 30, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Shareholders’ (Deficit) Equity – Three and Six Months Ended June 30, 2022 and 2021 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2022 and 2021 (unaudited) (filed herewith)
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
† Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022

By: /s/ John T. Maxwell
Name: John T. Maxwell
Title: Chief Financial Officer and Director