Form 10-Q
period 2022-09-30
Wejo Group Ltd
filed 2022-11-21
CIK 1864448

_________________________________________________________________________________________________
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 108,593,517 common shares, $0.001 par value per share, outstanding.
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
•The ability to maintain the listing of the Company’s common shares and Company warrants on the NASDAQ Stock Market LLC (“NASDAQ”);
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
•Economic impacts, including inflation and a potential recession;
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

PART 1. Financial Information

Item 1. Financial Statements
Wejo Group Limited
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$14,715	$67,322
Accounts receivable, net	3,343	1,416
Forward Purchase Agreement	6,131	45,611
Prepaid expenses and other current assets	8,707	17,518
Total current assets	32,896	131,867
Property and equipment, net	501	651
Operating lease right-of-use asset	2,513	—
Intangible assets, net	7,120	9,489
Income tax receivables	378	—
Other assets	640	—
Total assets	$44,048	$142,007
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable, including due to related party of $760 and $1,464, respectively	$16,661	$15,433
Accrued expenses and other current liabilities	20,739	21,089
Current portion of operating lease liability	748	—
Income tax payable	—	282
Total current liabilities	38,148	36,804
Non-current liabilities:
Long term portion of operating lease liability	1,768	—
Long term debt, net of unamortized debt discount and debt issuance costs	35,984	33,705
Public Warrants	1,098	12,650
Exchangeable Right liability	688	11,154
Total liabilities	77,686	94,313
Commitments and contingencies
Shareholders’ (deficit) equity
Common shares, $0.001 par value, 634,000,000 shares authorized; 108,593,517 and 93,950,205 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	109	94
Additional paid in capital	443,448	415,304
Accumulated deficit	(497,152)	(369,951)
Accumulated other comprehensive income	19,957	2,247
Total shareholders’ (deficit) equity	(33,638)	47,694
Total liabilities and shareholders’ (deficit) equity	$44,048	$142,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$2,570	$351	$4,753	$1,198
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,586	888	4,836	1,864
Technology and development	8,228	7,691	24,942	14,075
Sales and marketing	4,552	4,963	16,614	10,947
General and administrative	12,641	6,665	44,367	16,246
Depreciation and amortization	1,001	1,108	3,115	3,263
Total costs and operating expenses	28,008	21,315	93,874	46,395
Loss from operations	(25,438)	(20,964)	(89,121)	(45,197)
Loss on issuance of convertible loan notes	—	—	—	(53,967)
Gain (loss) on fair value of derivative liability	—	3,268	—	(11,601)
Gain on fair value of public warrant liabilities	689	—	11,552	—
Loss on fair value of Forward Purchase Agreement	(563)	—	(37,043)	—
Gain on fair value of Exchangeable Right liability	472	—	10,466	—
Gain (loss) on fair value of Advanced Subscription Agreements, including related party of nil and $155 and nil and $(3,665), respectively	—	162	—	(4,470)
Interest expense	(1,362)	(2,954)	(3,879)	(7,271)
Other expense, net	(5,111)	(383)	(18,832)	(468)
Loss before taxation	(31,313)	(20,871)	(126,857)	(122,974)
Income tax expense	(153)	—	(344)	—
Net loss	(31,466)	(20,871)	(127,201)	(122,974)
Other comprehensive income:
Foreign currency exchange translation adjustment	4,901	2,821	17,710	2,505
Total comprehensive loss	$(26,565)	$(18,050)	$(109,491)	$(120,469)
Net loss per common share - basic and diluted	$(0.30)	$(0.56)	$(1.30)	$(3.35)
Weighted-average common shares - basic and diluted	104,573,505	37,162,062	98,053,335	36,699,038
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Shareholders' (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' (Deficit) Equity
	Shares	Value
Balance at December 31, 2021	93,950,205	$94	$415,304	$2,247	$(369,951)	$47,694
Issuance of common shares pursuant to CFPI Stock Purchase Agreement	715,991	1	2,999	—	—	3,000
Share-based compensation expense	—	—	996	—	—	996
Unrealized gain on foreign currency translation	—	—	—	2,983	—	2,983
Net loss	—	—	—	—	(40,342)	(40,342)
Balance at March 31, 2022	94,666,196	95	419,299	5,230	(410,293)	14,331
Issuance of common shares pursuant to CFPI Stock Purchase Agreement	1,659,316	2	3,276	—	—	3,278
Share-based compensation expense	—	—	1,695	—	—	1,695
Unrealized gain on foreign currency translation	—	—	—	9,826	—	9,826
Net loss	—	—	—	—	(55,393)	(55,393)
Balance at June 30, 2022	96,325,512	97	424,270	15,056	(465,686)	(26,263)
Issuance of common shares pursuant to CFPI Stock Purchase Agreement	938,864	1	1,238	—	—	1,239
Issuance of common shares related to PIPE agreement, net of transaction costs	11,329,141	11	13,792	—	—	13,803
Issuance of warrants related to PIPE agreement	—	—	1,894	—	—	1,894
Share-based compensation expense	—	—	2,254	—	—	2,254
Unrealized gain on foreign currency translation	—	—	—	4,901	—	4,901
Net loss	—	—	—	—	(31,466)	(31,466)
Balance at September 30, 2022	108,593,517	$109	$443,448	$19,957	$(497,152)	$(33,638)

Balance at December 31, 2020	36,463,696	$36	$105,835	$(294)	$(152,173)	$(46,596)
Debt discount related to beneficial conversion feature of convertible loan notes	—	—	19,645	—	—	19,645
Unrealized loss on foreign currency translation	—	—	—	(571)	—	(571)
Net loss	—	—	—	—	(102,357)	(102,357)
Balance at March 31, 2021	36,463,696	36	125,480	(865)	(254,530)	(129,879)
Debt discount related to beneficial conversion feature of convertible loan notes	—	—	11,644	—	—	11,644
Unrealized gain on foreign currency translation	—	—	—	255	—	255
Net income	—	—	—	—	254	254
Balance at June 30, 2021	36,463,696	36	137,124	(610)	(254,276)	(117,726)
Debt discount related to beneficial conversion feature of convertible loan notes	—	—	—	2,821	—	2,821
Conversion of advanced subscription into ordinary shares	328,721	5	12,752	—	—	12,757
Net loss	—	—	—	—	(20,871)	(20,871)
Balance at September 30, 2021	36,792,417	$41	$149,876	$2,211	$(275,147)	$(123,019)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(127,201)	$(122,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,204	4,230
Loss on issuance of convertible loans	—	53,967
Gain on disposal of property and equipment	—	(4)
Depreciation and amortization	3,115	3,263
Non-cash share-based compensation expense	4,945	—
Non-cash expense settled by issuance of commitment shares	3,000	—
Non-cash lease expense	397	—
Non-cash loss on foreign currency remeasurement	19,143	527
Loss on fair value of Advanced Subscription Agreements	—	4,470
Loss on fair value of derivative liability	—	11,601
Gain on fair value of warrant liabilities	(11,552)	—
Loss on fair value of Forward Purchase Agreement	37,043	—
Gain on fair value of Exchangeable Right liability	(10,466)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,927)	(244)
Prepaid expenses and other current assets	6,749	3,662
Accounts payable	4,628	5,171
Operating lease liability	(393)	—
Other assets	(721)	—
Accrued expenses and other liabilities	4,614	6,404
Income tax provision	(667)	—
Net cash used in operating activities	(67,089)	(29,927)
Investing activities
Purchases of property and equipment	(302)	(482)
Development of internal software	(2,126)	(2,136)
Net cash used in investing activities	(2,428)	(2,618)
Financing activities
Proceeds from issuance of convertible loans, net of transaction costs	—	16,222
Proceeds from issuance of common shares, net of transaction costs	18,320	—
Proceeds from issuance of warrants	1,894	—
Payment of issuance costs of convertible loans	—	(1,004)
Net proceeds from issuance of long-term debt	—	25,631
Payment of transaction costs	(2,317)	—
Payment of issuance costs of long-term debt	—	(638)
Repayment of other loan	—	(84)
Payment of deferred financing costs	—	(3,148)
Settlement of Forward Purchase Agreement	2,437	—
Repayment of related party debt	—	(10,143)
Net cash provided by financing activities	20,334	26,836
Effect of exchange rate changes on cash	(3,424)	(101)
Net decrease in cash	(52,607)	(5,810)
Cash at beginning of period	67,322	14,421
Cash at end of period	$14,715	$8,611

Non-cash financing and investing activities
Property and equipment purchases in accounts payable	$4	$40
Advanced Subscription Agreements converted into common shares	$—	$12,757
Transaction costs included in accounts payable and accrued expenses	$6,379	$—
Convertible notes issued through settlement of accounts payable and recognition of prepaid revenue share costs	$—	$4,714
Right-of-use asset obtained in exchange for new operating lease liability	$3,232	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$5,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business

Wejo Group Limited is a publicly traded holding company incorporated as an exempted company limited by shares under the laws of Bermuda. As used in this Quarterly Report on Form 10-Q, the terms “Company,” “Wejo,” “we,” “us,” or “our” refer to Wejo Group Limited and all of its direct and indirect subsidiaries. Wejo Group Limited was originally incorporated in Bermuda on May 21, 2021 for purposes of effectuating the transactions (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Agreement and Plan of Merger”) dated as of May 28, 2021, by and among Virtuoso Acquisition Corp. (“Virtuoso”), Yellowstone Merger Sub, Inc. (the “Merger Sub”), Wejo Bermuda Limited (“Wejo Bermuda”) and Wejo Limited (“Legacy Wejo” or the “Accounting Predecessor”). In connection with the Business Combination, the Company’s common shares and warrants were listed on the NASDAQ under the symbols WEJO and WEJOW, respectively.

Products and services

The Company provides software and technology solutions to multiple market verticals in combination with services that utilize ingested and standardized connected vehicle and other high volume, high value datasets, through its proprietary cloud software and analytics platform, Wejo Neural Edge (which is the Company’s technology that includes the Wejo ADEPT platform). The Company’s sector solutions, primarily located in the United States and Europe, provide valuable insights to its customers in public and private organizations, including, but not limited to, automotive original equipment manufacturers (“OEMs”), first tier (“Tier 1”) automotive suppliers, fleet management companies (“Fleets”), departments of transportation, retailers, mapping companies, insurance companies, universities, advertising firms, construction firms and research departments. In particular, these solutions can be used to unlock unique insights about mobility journeys, city planning, electric vehicle (“EV”) usage, driver safety, audience and media measurements and more. Over the next several years, the Company expects to further expand its platform to ingest data globally from numerous additional OEMs and other valuable sources, enabling the expansion into additional market verticals and geographic regions, as well as to provide broader and deeper business insights to its OEM and Tier 1 preferred partners.

Wejo Neural Edge is a cloud-based software and analytics platform that makes accessing and sharing vast volumes of connected vehicle data easier, by simplifying and standardizing data sets to maximize the insights gleaned from connected vehicle data to create a more robust mobility experience for drivers, and generate value for vehicle manufacturers and other adjacent businesses. The Wejo Neural Edge platform interfaces with the electronic data originating from vehicles from OEMs, Fleets, and Tier 1s who have partnered with Wejo. This data can be leveraged by the OEM partners as well as other private and public sector businesses in order to create rich analytics, machine learning and rapid insights. The Wejo Neural Edge platform also includes flexible implementation options and adaptable interfaces to ensure a successful and rapid roll out across territories. In addition, Wejo Neural Edge compliance approach supports legal and regulatory compliance, including country, federal, state and local regulations.

The Company has two primary business lines, Wejo Marketplace Data Solutions, which includes its data visualization platform (“Wejo Studio”), and Wejo Software & Cloud Solutions. Wejo Marketplace Data Solutions utilizes ingested data from multiple sources that is transformed into standardized data sets, which generate rich insights to be utilized by its customers. Wejo Marketplace Data Solutions interacts with customers through Wejo Studio, the Company’s platform for data visualization tools that displays these valuable insights to its customers in a consumable and actionable format, as well as through data licenses of its proprietary data used by customers for ongoing and efficient access to quickly evolving data trends. Wejo Software & Cloud Solutions utilizes these same valuable data sets to support design and development of solutions such as software platforms, software analytical tools, data management software, and data privacy solutions for its OEM partners, its Tier 1 partners and Fleet. Wejo Software & Cloud Solutions empowers customers to improve the management of their operations and creates a better customer experience through SaaS licenses of software platforms, software analytical tools, data management software, privacy and data compliance software, and data visualization software. Each business vertical leverages the Company’s exclusive, proprietary dataset, which unlocks insights that are derived from the vehicle sensors of the connected vehicles of its automotive partners, Tier 1, and Fleet partners. The Company partners with the world’s leading automotive manufacturers to standardize connected car data through the Wejo ADEPT platform, including traffic intelligence, analysis of high frequency vehicle movements and analysis of common driving events and trends. For customers and marketplaces, the Company will provide insights, solutions and analytics through software and visualization tools available for license and subscription by its customers.

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements presented in this Quarterly Form 10-Q are issued (the “Going Concern Period”). This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued, which are described below. When substantial doubt about the Company’s ability to continue as a going concern exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

As is common in early-stage companies with limited operating histories, the Company is subject to risks and uncertainties such as its ability to influence the connected vehicle market; invest in technology, resources and new business capabilities; maintain and grow the customer base; secure additional capital to support the investments needed for its anticipated growth; comply with governing laws and regulations; and other risks and uncertainties such as those described in the Company’s 2021 Annual Report in Part I, Item 1A and updated herein.

The Company has incurred significant operating losses since its formation. As of September 30, 2022, the Company had cash of $14.7 million (which has decreased subsequent to this date in line with the forecasted spend), an accumulated deficit of $497.2 million, and the Company’s current liabilities exceeded its current assets by $5.3 million. During the nine months ended September 30, 2022 and year ended December 31, 2021, the Company incurred a loss from operations of $89.1 million and $158.8 million, respectively, and used $67.1 million and $106.6 million of cash in operating activities, respectively. Despite increasing revenue levels as the Company scales, the operating losses are expected to continue as the Company makes investments to develop new products until the Company reaches the necessary scale to generate net cash flow from operations. Accordingly, the Company has historically relied on private equity and debt to fund operations, raised substantial capital in the Business Combination and public listing of the Company on the NASDAQ, which closed on November 18, 2021, and raised $15.9 million in a Private Investment in Public Equity (“PIPE”) offering in July 2022. While revenues are growing and management has made significant strides in reducing rates of costs and expenditures such that cash burn rates are about half previously incurred levels, the Company forecasts that it currently only has sufficient cash, without considering additional funding options available to, and being pursued by, the Company to operate for a very short period of time without raising additional new capital. As such, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern within one year from the issuance date of the Company’s unaudited condensed consolidated financial statements.

Management has taken measurable actions to significantly reduce expenses against the 2022 operating plan, prioritizing growth in the traffic, insurance and audience measurement marketplaces, and delivering SaaS solutions for the automotive industry because of their near-term revenue opportunity. The Company’s long-term plans have not changed other than the timing of when other marketplace products will be launched and through a reduction in its hiring plan, elimination of non-revenue projects, reductions in expenditures by negotiations with vendors in areas such as data acquisition, cloud costs, license fees for software, legal and professional fees, insurance and other costs, and prioritization of workflows to focus on revenue generation into 2023. Furthermore, the Company has been decreasing its cash utilization from $10.0 million per month at the start of 2022 to a forecast of less than $6.0 million per month during the fourth quarter of 2022 and will continue to identify and implement further reductions to its committed expenditures during 2023 primarily through further reductions in core operating expenses. However, as set out below, the Company will also need to raise further funds to meet its obligations.

As of September 30, 2022, the Company has two funding options for which the amounts to be received are uncertain: (1) the Committed Equity Facility (the “CEF”) as described in Note 3 and (2) the Forward Purchase Agreement (the “FPA”) as described in Note 6 (collectively, the “Facilities”). Both Facilities are driven by the future price of the Company’s common shares and future trading volumes of the Company’s common shares, each of which will likely limit the timing and actual level of funds that can be raised. In addition, the window in which the Company can utilize the CEF and the FPA may be restricted during “black-out periods” under the Company’s insider trading policy and if it is in possession of material non-public information. The FPA facility expires in November 2023. The current operating plan includes receipts from the FPA from December 2022 onwards.

The Company is in discussions with a key vendor to allow the Company to defer the payment of a substantial license fee commitment that it is contractually obligated to pay in the first quarter of 2023 and settle the obligation with the Company’s common shares in lieu of cash for a portion of the amount owed. Upon entry into a definitive agreement, the $11.0 million license fee will be paid in four installments with the first two installments being paid in the first and second quarters of 2023, in common shares or cash, at the option of the Company, and the second two installments of the license fee being paid in cash in the third and fourth quarters of 2023. This change in timing and partial payment in common shares allows the Company to manage its cash obligations while it completes certain capital raising initiatives in process.

The Company is in the process of negotiating financing transactions that are expected to be completed during the second quarter of 2023 and has been working on bridge financing options to ensure that the Company has sufficient cash to finalize these transactions. No legally binding agreements are yet in place and therefore there can be no assurances that these transactions will complete.

On November 21, 2022, the Company entered into a binding letter of intent (the “Convertible Notes LOI”), subject to certain due diligence conditions, with respect to the sale of a proposed aggregate principal amount of $10.0 million of convertible notes with a lead investor and is in advanced discussions with certain other investors with respect to one or more non-binding letters of intent for additional convertible notes (the “Convertible Notes”). The issuance of the Convertible Notes is subject to the execution of definitive agreements among the parties. The Convertible Notes will be secured by a second lien on the Company’s assets that are subject to first lien security interests under the Company’s Secured Loan Notes (see Note 13) and a first lien on any unencumbered assets. See Note 21 for additional information regarding the economic and other terms of the Convertible Notes.

The Company has considered the terms of its Secured Loan Notes (as defined in Note 13), which may provide the lenders thereunder with certain rights if the Company commences negotiations with one or more of its creditors with a view to rescheduling any of its indebtedness or grants a lien to another lender with respect to the collateral securing the Company’s obligations under the Secured Loan Notes. As noted in this disclosure, the Company continues to make significant progress in reducing its cost base in drive towards profitability in 2024, and this includes working with the Company’s vendors and partners to ensure that these relationships are efficient and appropriate for Wejo’s objectives. These efforts will continue as the Company progresses in the future in the normal course of business. The Company believes it has the support of the lenders under its Secured Loan Notes to allow the above transactions to proceed and anticipates that this support will continue to be provided. The Company believes that it is in compliance with all of the terms of the Secured Loan Notes.

Under the current operating plan, which includes the Convertible Notes and the deferral of the license fee obligation discussed above, the cash balance is expected to be sufficient to operate the business into the middle of the first quarter of 2023. Additional bridge financing will be required to get to the completion of the proposed financing transactions referred to above, which are expected to be completed during the second quarter of 2023.

While the Convertible Notes LOI providing for an aggregate principal amount of $10.0 million in Convertible Notes is binding in nature, it is subject to certain due diligence requirements, and to date only advanced discussions have taken place with respect to securing additional amounts of Convertibles Notes. As such, there can be no assurances that the Company will be able to secure agreements providing for the issuance of additional Convertible Notes. Accordingly, the Company is exploring options for alternative financing to meet the Company’s cash requirements if this transaction does not occur. However, there can be no assurances that the Company will be able to obtain alternative financing on terms acceptable to the Company, on a timely basis, or at all. Additionally, funding will depend on a variety of factors, many of which are unpredictable and beyond the Company's control, including general conditions in the global economy and in the global financial markets, which have been, and may continue to be, impacted by interruptions, delays and/or cost increases resulting from economic weakness and inflationary pressure, political instability and geopolitical tensions.

The Company’s forecasts indicate that the business can now only continue to operate for a very short period of time without raising additional new funding. Also, if prior to this, the directors have exhausted all options and no longer have a reasonable expectation of obtaining sufficient new funding, a filing for bankruptcy or administration would occur.

As such, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern within one year from the issuance date of the Company’s unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Wejo Group Limited and its direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

On an ongoing basis, the Company evaluates its estimates, judgments and assumptions, including those related to: the fair values of its FPA (see Note 6), Exchangeable Right Liability (see Note 15) and the Warrants (see Note 3); the carrying value of accounts receivable, including the determination of the allowance for credit losses; the carrying value of right-of-use assets (“ROU assets”); the useful lives and recoverability of property and equipment, capitalized software, and definite-lived intangible assets; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of its stock-based awards, among others. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s unaudited condensed consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for future periods due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company’s 2021 Annual Report.

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

On January 1, 2022, the Company adopted ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), using the modified retrospective method for accounting for convertible instruments and contracts in an entity’s own equity. The standard simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (“EPS”) calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those annual reporting periods, with early adoption permitted. In applying this standard, the accounting for convertible instruments became less complex and improves the decision usefulness and relevance of the information provided to financial statement users. The adoption of this standard had no impact to the Company’s unaudited condensed consolidated financial statements in the current period or comparative periods.

In December 2019, the FASB issued ASU 2019-12 (“Topic 740”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this standard during the second quarter of fiscal 2022 with an effective date of April 1, 2022 using the prospective method of adoption. The adoption of this standard did not have a material effect in the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 (“Topic 326”), Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. As an EGC, Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is continuing to evaluate the impact of its pending adoption of Topic 326 in its unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ASU 2021-08, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. As an EGC, Topic 805 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is continuing to evaluate the impact of its pending adoption of Topic 805 in its unaudited condensed consolidated financial statements.

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

CFPI Stock Purchase Agreement

On February 14, 2022, the Company entered into the CFPI Stock Purchase Agreement and a Registration Rights Agreement with CFPI. Pursuant to the CFPI Stock Purchase Agreement, the Company has the right to sell to CFPI up to the lesser of (i) $100.0 million of newly issued Company common shares, and (ii) the Exchange Cap (as defined below and subject to certain conditions and limitations), from time to time during the term of the CFPI Stock Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to CFPI under the CFPI Stock Purchase Agreement more than 18,780,646 common shares, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the CFPI Stock Purchase Agreement, unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of Common Stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common shares during the applicable purchase date, less a fixed 3.5% discount to such VWAP. However, the total shares to be purchased on any day may not exceed the VWAP Purchase Maximum, which limits sales to a percentage of the trading volume. As consideration for CFPI’s commitment to purchase common shares at the Company’s direction upon the terms and subject to the conditions set forth in the CFPI Stock Purchase Agreement, upon execution of the CFPI Stock Purchase Agreement, on February 15, 2022, the Company issued 715,991 shares of its common shares to CFPI. The Company recognized expense of $3.0 million related to these shares within general and administrative expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended September 30, 2022, the Company sold 938,864 common shares at a weighted average price of $1.32 per share under the CFPI Stock Purchase Agreement, which generated aggregate proceeds of $1.2 million. During the nine months ended September 30, 2022, the Company sold 2,598,180 common shares at a weighted average price of $1.74 per share under the CFPI Stock Purchase Agreement, which generated aggregate proceeds of $4.5 million. The Company has a remaining availability of up to 15,466,475 of its common shares for sale.

Private Placement

On July 27, 2022, the Company entered into subscription agreements (the “PIPE Financing”) with various investors, which included a significant investment coming from Sompo Light Vortex, Inc. (“Sompo Light Vortex”), a wholly-owned subsidiary of Sompo Holdings, Inc. (“Sompo Holdings”), as well as current investors and certain members of the Company’s Board of Directors, pursuant to which the Company agreed to issue and sell in a private placement 11,329,141 of the Company’s Units (as defined below), each consisting of (i) one of the Company’s common shares (the “Common Shares”), and (ii) one third of one warrant to purchase one common share, exercisable for a period of five years at an exercise price of $1.56 per Unit (the “Warrants,” and together with the Common Shares, the “Units”) at a purchase price of $1.40 per Unit. The purchase price of $1.40 per Unit satisfied the minimum price requirement under NASDAQ rules. The aggregate purchase price for the Units was $15.9 million before costs of $0.2 million.

The Warrants do not contain any contingent exercise features and may be exercised only during the period commencing on July 29, 2022 and terminating five (5) years after the date of the closing of the sale of the Units, subject to certain conditions. The Company intends to use the net proceeds from the PIPE Financing for general corporate purposes. As part of the PIPE Financing, the Company entered into a Registration Rights Agreement, which requires the Company to use its best faith efforts to file a resale registration statement with the SEC to register for resale of the Common Shares, the Warrants and the Common Shares issuable upon exercise of the Warrants on or prior to December 31, 2022, at any time the Company is eligible to file a registration statement with the SEC on Form S-3.

The terms of the Warrants do not create any obligation to transfer cash to the investor but a fixed amount of common shares upon exercise. Therefore, the Company accounts for the Warrants as equity-classified instruments (as part of additional paid in capital), based on an assessment of Distinguishing Liabilities from Equity (“ASC 480”). The assessment considers whether the Warrants are freestanding financial instruments, meet the definition of a liability or whether the warrants meet all of the requirements for equity classification, including whether the Warrants are indexed to the Company’s own shares, among other conditions for equity classification. The relative fair value of the Warrants were estimated to be $1.9 million on the date of the closing of the transaction.

The Warrants were valued using the Black-Scholes model. The following table summarizes the (Level 3) significant unobservable inputs that are included in the valuation of the Warrants as of July 27, 2022:

July 27, 2022
Unobservable Inputs	Input Value
Estimated term	5 years
Estimated volatility	50.6%
Risk-free rate	2.8%

There have been no material changes to the transactions disclosed in Item 8. Financial Statements and Supplementary Data in the registrant's 2021 Annual Report, other than the FPA Amendment with Apollo, see Note 6.

4. Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, as shown in the following tables (in thousands):

	Balance as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement	$—	$—	$6,131	$6,131
Total	$—	$—	$6,131	$6,131
Liabilities:
Public Warrants	$1,098	$—	$—	$1,098
Exchangeable Right liability	—	—	688	688
Total	$1,098	$—	$688	$1,786

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement	$—	$—	$45,611	$45,611
Total	$—	$—	$45,611	$45,611
Liabilities:
Public Warrants	$12,650	$—	$—	$12,650
Exchangeable Right liability	—	—	11,154	11,154
Total	$12,650	$—	$11,154	$23,804

There were no transfers into or out of Level 3 instruments and/or between Level 1 and Level 2 instruments as of September 30, 2022.

The following table provides a roll forward of the aggregate fair value of the Company’s public warrant liability, Exchangeable Right Liability (see Note 15), and Forward Purchase Agreement (see Note 6) (in thousands):

	Public Warrant Liability	Exchangeable Right Liability	Forward Purchase Agreement
Balance as of December 31, 2021	$12,650	$11,154	$45,611
Net proceeds from sale of FPA Shares	—	—	(2,437)
Change in estimated fair value	(11,552)	(10,466)	(37,043)
Balance as of September 30, 2022	$1,098	$688	$6,131

The changes in estimated fair value are recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Exchangeable Right Liability was valued using the Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Exchangeable right liability as of September 30, 2022 and December 31, 2021:

	Input Value or Range
Unobservable Inputs	September 30, 2022	December 31, 2021
Estimated term	4.1 years	4.9 years
Estimated volatility	70.0%	45.0%
Risk-free rate	4.1%	1.2%

Changes in the unobservable inputs noted above would impact the fair value of the Exchangeable Right Liability. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would increase (decrease) in the Exchangeable Right Liability and an increase (decrease) in the Company’s stock price would increase (decrease) the value of the Exchangeable Right Liability.

The Forward Purchase Agreement was valued using the Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Forward Purchase Agreement as of September 30, 2022 and December 31, 2021:

	Input Value or Range
Unobservable Inputs	September 30, 2022	December 31, 2021
Estimated term	1.1 years	1.9 years
Estimated volatility	50.0%	45.0%
Risk-free rate	4.0%	0.7%

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

In arrangements where another party (i.e., OEMs) is involved in providing specified services to a customer, the Company evaluates whether it is the principal or the agent. In this evaluation, the Company considers if it obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, and discretion in establishing price. The terms of the Company’s OEM data sharing agreements vary, and in some situations, certain rights retained by the OEMs over the connected vehicle data being supplied to the customers were determined to provide the OEMs with control over the data, and the Company has determined it acts as the agent in this arrangement and recognizes revenue on a net basis. During the three and nine months ended September 30, 2022, the Company has recognized a reduction of revenue of $1.2 million and $3.6 million, respectively, compared to $0.8 million and $2.5 million for the three and nine months ended September 30, 2021, respectively. These reductions of revenue arise from revenue sharing and other fees paid to the Company’s OEM partners where the Company has determined that it is acting as an agent in the relationship. However, in situations where the Company has control over the connected vehicle data, the Company has determined that it acts as the principal and recognizes revenue on a gross basis. In revenue arrangements where the Company provides intelligence data, visualization tools, or analytical products to customers, as well as in circumstances where it provides significant integration services to create a combined output, the Company has control over the underlying data and is acting as the principal, and, as a result, the Company recognizes revenue on a gross basis.

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

To date, the transaction price of the Company’s software and cloud contracts has been comprised of contractual fixed fees specified in each customer agreement with milestone-based payment terms. The transaction price is allocated based on standalone selling price for contracts with more than one performance obligation identified. SaaS performance obligations are satisfied over time as the Company provides the customer with access to the platform, and related revenue is recognized ratably over the term of the contract. Professional services performance obligations are satisfied over time as the Company renders the service, and related revenue is recognized proportionate with performance on the basis of labor hours expended in relation to total budgeted labor hours.

General

During the three months ended September 30, 2022, the Company had one customer that individually generated 10.0% or more of the Company’s revenue for the period. For the three months ended September 30, 2022 and 2021, this significant customer generated 31.0% and nil of the Company’s revenue, respectively. In addition, the revenue recognized over time and at a point in time was approximately 47% and 53%, respectively, during the three months ended September 30, 2022 and 66% and 34%, respectively, during the three months ended September 30, 2021.

During the nine months ended September 30, 2022, the Company had one customer that individually generated 10.0% or more of the Company's revenue for the period. For the nine months ended September 30, 2022 and 2021, this significant customer generated 14.1% and nil of the Company’s revenue, respectively. In addition, the revenue recognized over time and at a point in time was approximately 48% and 52%, respectively, during the nine months ended September 30, 2022 and 64% and 36%, respectively, during the nine months ended September 30, 2021.

During the three months ended September 30, 2022 and 2021, the Company earned 67% and 100% of its revenue from Marketplace Data Solutions, respectively. For the nine months ended September 30, 2022 and 2021 the Company earned 83% and 99% of its revenue from Marketplace Data Solutions, respectively. For the three months ended September 30, 2022 and 2021, the Company earned approximately 99% and 98% of its revenue within the U.S., respectively. For the nine months ended September 30, 2022 and 2021, the Company earned approximately 96% and 99% of its revenue within the U.S., respectively. The country in which the revenue is generated is based on the address of the ultimate customer utilizing the solutions provided.

6. Forward Purchase Agreement

On November 10, 2021, Wejo Limited entered into the FPA with Apollo. Subject to certain termination provisions, the FPA provides that on the 2-year anniversary of the effective date (the “Maturity Date”) of the FPA, each Apollo seller will sell to the Company the number of shares purchased by such seller (up to a maximum of 7,500,000 shares across all sellers) of Virtuoso Class A common stock, which, under the FPA, ultimately became the Company’s common shares after the share-for-share exchange provided under the Business Combination (the “FPA Shares”). On November 19, 2021, the Company paid Apollo $75.0 million (the “Prepayment Amount”).

At any time, and from time to time, after November 18, 2021 (the closing of the Business Combination), each Apollo seller may sell FPA Shares at its sole discretion in one or more transactions, publicly or privately and, in connection with such sales, terminate the FPA in whole or in part in an amount corresponding to the number of FPA Shares sold (the “Terminated Shares”). On the settlement date of any such early termination, such seller will pay to the Company $10 per share regardless of the sale price and Apollo will retain any amounts in excess of $10 per share. The Company may deliver a written notice to each seller requesting partial settlement of the transaction subject to there being a remaining percentage of the FPA Shares (the “Excess Shares”) that has not become Terminated Shares within a six-month or one-year period. The amount paid in such early settlement to the Company is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by $10 per share or (ii) the net sale proceeds received by such seller for such Excess Shares sold in the early settlement.

Apollo Amendment

On August 22, 2022, Wejo Limited entered into the FPA Amendment with Apollo. The FPA Amendment revises the definition of “Early Partial Settlement” in the FPA to allow the Company to direct each Apollo seller to sell the approximately 5.6 million remaining FPA Shares on or after the effective date of the FPA Amendment, provided that such direction is made outside of a blackout period under the Company’s insider trading policy (the “Blackout Period”). The FPA Amendment also allows the Company to direct each Apollo seller to stop and subsequently resume, selling such Excess Shares, provided as well that such direction is made outside of a Blackout Period.

Under the original terms of the FPA, at any time, and from time to time, after November 18, 2021, each Apollo seller may sell the FPA Shares at its sole discretion in one or more transactions, publicly or privately and, in connection with such sales, terminate the FPA shares. In addition, the Company was able to deliver a written notice to each Apollo seller requesting partial settlement of the transaction subject to there being Excess Shares that had not become Terminated Shares (in each case not to exceed more than 25% of the original amount of the FPA shares) within a six-month or one-year period.

For the three months ended September 30, 2022, pursuant to the FPA, 35,842 common shares were sold at a weighted average price of $1.19, which generated aggregate proceeds of less than $0.1 million. For the nine months ended September 30, 2022, pursuant to the Forward Purchase Agreement, the Company initiated the sale of 1,623,368 common shares at a weighted average price of $1.52, which generated proceeds of $2.5 million. As of the year ended December 31, 2021, Apollo terminated 251,632 FPA Shares and paid $2.5 million back to the Company. As of September 30, 2022 and December 31, 2021, there were 5,625,000 and 7,248,368 total outstanding shares available, respectively. As of September 30, 2022, the fair value of the FPA was $6.1 million, compared to $45.6 million at December 31, 2021 and was recognized in its respective line in the unaudited Condensed Consolidated Balance Sheets.

The FPA was initially and subsequently measured at fair value using an option pricing approach up until the date of the FPA Amendment at which time the embedded derivative was terminated. During the nine months ended September 30, 2022, there was an immaterial gain on settlement of the terminated FPA shares, which was determined by the difference between the fair value of terminated FPA Shares and the cash proceeds received. A $0.6 million and $37.0 million loss on fair value of the FPA was recognized in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2022, respectively. This includes a $0.6 million and a $29.3 million unrealized loss on the FPA Shares outstanding at September 30, 2022 recognized in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2022, respectively. There were no amounts recorded for unrealized loss on the FPA for the three and nine months ended September 30, 2021.

7. Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepayments[1]	$5,079	$12,338
VAT recoverable	1,375	2,963
Prepaid insurance	1,175	1,346
Other current assets	1,078	600
Research and development expenditure credit receivable	—	271
Total	$8,707	$17,518
__________________
1 Prepayments are largely related to the Master Subscription Agreement, dated May 28, 2021, by and between Wejo Limited and Palantir Technologies.

8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Office equipment	$1,303	$1,356
Furniture and fixtures	29	35
Total property and equipment	1,332	1,391
Less accumulated depreciation	(831)	(740)
Total	$501	$651

For the three and nine months ended September 30, 2022, depreciation expense was $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2021, depreciation expense was $0.1 million and $0.2 million, respectively.

9. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of September 30, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
General Motors data sharing agreement	$8,607	$(4,640)	$3,967
Internally developed software	14,099	(10,946)	3,153
Total	$22,706	$(15,586)	$7,120

	As of December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
General Motors data sharing agreement	$10,555	$(4,564)	$5,991
Internally developed software	14,975	(11,477)	3,498
Total	$25,530	$(16,041)	$9,489

The foreign currency exchange difference related to the gross book value of the General Motors Data Sharing Agreement (“GM Data Sharing Agreement”) as of September 30, 2022 compared to December 31, 2021 was $1.9 million. Amortization expense was $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, amortization expense was $0.4 million and $1.2 million, respectively.

Amortization for internally developed software was $0.6 million and $1.8 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, amortization for internally developed software was $0.7 million and $1.9 million, respectively. The Company did not recognize any intangible asset impairment losses for the three and nine months ended September 30, 2022 and 2021.

The estimated aggregate amortization expense, excluding effects of currency exchange rates, for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Year Ended December 31,
2022 (excluding the nine months ended September 30, 2022)	$770
2023	2,695
2024	2,224
2025	1,431
2026	—
Total	$7,120

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Compensation and benefits	$10,913	$13,761
Professional fees	4,466	4,903
Accrued revenue share costs	3,260	598
Development and technology	1,256	635
Deferred income	161	225
Marketing and commissions	343	334
Other liabilities	340	633
Total	$20,739	$21,089

11. Advanced Subscription Agreements

Between September 2019 and March 2020, the Company entered into advanced subscription agreements (“Advanced Subscription Agreements” or “ASAs”) with future investors resulting in gross proceeds of £5.6 million (approximately $7.1 million). On July 31, 2021, all outstanding ASAs converted into ordinary shares of Legacy Wejo, which were converted into 1,053,273 common shares of the Company in connection with the Business Combination. The ASAs were carried at fair value, pursuant to which the associated liability was recorded at fair value and subsequently remeasured to fair value at each reporting date. During the three and nine months ended September 30, 2021, the Company recognized a gain of $0.2 million and a loss of $4.5 million, respectively, in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss related to the change in the estimated fair value of the Advanced Subscription Agreements.

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

The Company recorded combined issuance-date fair value of the derivative liabilities of $28.7 million as a derivative associated with the January 2021 Convertible Loans. The offsetting debt discount is limited to the proceeds allocated to the January 2021 Convertible Loans. After reducing the carrying value of the January 2021 Convertible Loans by the BCF of $19.6 million and debt issuance costs of $1.0 million, the issuance-date fair value of the derivative liabilities associated with the January 2021 Convertible Loans exceeded its allocated proceeds by $33.3 million. As a result, the carrying value of the January 2021 Convertible Loans were reduced to zero and a loss on issuance of $33.3 million was recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

During the three and nine months ended September 30, 2021, a $3.3 million gain and a $11.6 million loss on fair value of derivative liability was recorded as a loss in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, respectively. The accretion of amortized cost of $1.1 million and $2.9 million was recorded in interest expense, net in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2021, respectively.

13. Long-term Debt, Net of Unamortized Debt Discount and Debt Issuance Costs

(in thousands)	September 30, 2022	December 31, 2021
9.2% Secured Loan Notes, due April 2024	$39,000	$39,000
Less: unamortized discount and issuance costs	(3,016)	(5,295)
Carrying value of long-term debt	$35,984	$33,705

In April 2021, the Company entered into that certain Loan Note Instrument with Securis Investment Partners LLP, as security (the “Loan Note Instrument”), under which it issued secured loan notes in a principal amount of $21.5 million that bear interest at a fixed per annum rate of 9.2% until their maturity date in April 2024 (the “Secured Loan Notes”). The collateral securing the Company’s obligations under the Secured Loan Notes is certain material agreements and related infrastructure and intellectual property. Pursuant to the Loan Note Instrument, the Company had the option to issue further notes in a principal amount of up to $21.5 million. In April 2021, the Company used $10.8 million of the proceeds to repay its outstanding debt balance and fees owed to GM under the credit facility.

The maturity date of the Secured Loan Notes is three years after the issuance date. The maturity may be extended for a one-year period if the Company and the noteholders holding at least 66.66% of the Secured Loan Notes outstanding deliver written notice to noteholders for extension. The principal on the Secured Loan Notes will be paid at maturity, or upon an early redemption. The first interest payment of $2.0 million was due no later than six business days after the issue date for the period commencing on the issue date up to but excluding the first anniversary of the issue date. The first-year prepaid interest payment was treated as a discount to the debt. Thereafter, interest payments are due monthly until the Secured Loan Notes are repaid.

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

As of September 30, 2022, the carrying value of the Secured Loan Notes consisted of $39.0 million principal outstanding, less the unamortized debt discount of $2.8 million and the unamortized debt issuance costs of $0.2 million. The debt discount and the debt issuance costs are being accreted to interest expense through the remaining term of the modified debt agreement using the effective interest method. Interest expense relating to the term Secured Loan Notes for the three and nine months ended September 30, 2022 was $1.3 million and $3.9 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan costs.

14. Warrants

Public Warrants

The Company has 11,500,000 outstanding public warrants (the “Public Warrants”) to purchase an aggregate of 11,500,000 Company common shares. There were no Public Warrants exercised during the three and nine months ended September 30, 2022.

The Company accounts for its outstanding Public Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Public Warrants do not meet the criteria for equity treatment thereunder. As such, each Public Warrants must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of public warrant liability in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.

15. Exchangeable Right Liability

The Company has 6,600,000 outstanding exchangeable preferred shares of Wejo Bermuda (the “Exchangeable Right”), which entitled the holders to purchase an aggregate of 6,600,000 Company common shares. There were no Exchangeable Rights exercised during the three and nine months ended September 30, 2022.

The Company accounts for the Exchangeable Rights in accordance with ASC 815-40 and determined that the Exchangeable Rights do not meet the criteria for equity treatment thereunder. As such, the Exchangeable Rights must be recorded as a liability and are subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of exchangeable right liability in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

16. Share-Based Compensation

In November 2021, the Company’s board of directors adopted, and the Company’s shareholders approved, the 2021 Equity Incentive Plan, or the “2021 Plan.” The 2021 Plan allows the Compensation Committee of the Board of Directors to make share-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants). As of September 30, 2022, there were 1,796,554 common shares available for issuance under the 2021 Plan.

Options under the 2021 Plan

Stock option transactions during the nine months ended September 30, 2022 are summarized as follows:

	Number of Units Outstanding	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,456,102	$11.04	9.9	$—
Granted	359,297	1.91
Exercised	—	—
Forfeited	(796,929)	11.01
Outstanding at September 30, 2022	2,018,470	$9.43	9.2	$—
Exercisable at September 30, 2022	—	$—	—	$—

As of September 30, 2022, there was $6.2 million of unrecognized compensation expense related to options to purchase common shares of the Company, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Share Units under the 2021 Plan

Restricted share unit (“RSU”) transactions during the nine months ended September 30, 2022 are summarized as follows:

	Number of Units Outstanding	Weighted Average Fair Value Per Unit
Unvested at December 31, 2021	3,288,257	$11.38
Granted	4,675,923	2.10
Vested	—	—
Forfeited	(505,181)	1.95
Unvested at September 30, 2022	7,458,999	$6.13

Market-Based Restricted Stock Units under the 2021 Plan

On July 15, 2022, the Company entered into agreements with Richard Barlow, the Company’s CEO, to award an equity grant that was originally approved by the Company’s Board at the closing of the Business Combination. The grant is in the form of 4,697,511 RSUs (that settle for common shares), which is equal to 5% of the number of the common shares outstanding as of the closing of the Business Combination. The RSUs will vest if the price of common shares as quoted on the NASDAQ equals or exceeds $50.00 on any twenty trading days in any thirty-trading day period ("Share Price Condition") between November 18, 2026 and November 18, 2031. Under the RSU award agreement between the Company and Mr. Barlow, dated July 15, 2022, if the Share Price Condition is satisfied on or before November 17, 2026, the RSUs will lapse and Mr. Barlow may exchange the 1,000 Class B Ordinary shares he holds in Wejo Limited for 4,697,511 common shares of the Company under that certain Subscription Agreement Relating to B Ordinary Shares in the Capital of Wejo Limited by and among the Company, Mr. Barlow, and Wejo Limited, dated July 15, 2022.

Market-based RSU transactions during the nine months ended September 30, 2022 are summarized as follows:

	Number of Units Outstanding	Weighted Average Fair Value Per Unit
Unvested at December 31, 2021	—	$—
Granted	4,697,511	0.20
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2022	4,697,511	$0.20

As of September 30, 2022, there was $11.4 million of unrecognized compensation expense related to unvested RSUs and market-based RSUs, which is expected to be recognized over a weighted-average period of 2.7 years. Of the total $11.4 million of unrecognized compensation expense, $10.5 million relates to RSUs and $0.9 million relates to market-based RSUs.

Share-based compensation expense recorded is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$1,848	$—	$4,298	$—
Sales and marketing	263	—	495	—
Technology and development	118	—	118	—
Cost of revenue	25	—	34	—
Total	$2,254	$—	$4,945	$—

17. Net Loss Per Share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(31,466)	$(20,871)	$(127,201)	$(122,974)
Net loss attributable to ordinary shareholders - basic and diluted	$(31,466)	$(20,871)	$(127,201)	$(122,974)

Denominator:
Weighted-average number of common shares used in net loss per share - basic and diluted	104,573,505	37,162,062	98,053,335	36,699,038

Net loss per share - basic and diluted	$(0.30)	$(0.56)	$(1.30)	$(3.35)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Public Warrants to purchase common shares	11,500,000	—	11,500,000	—
Warrants to purchase ordinary shares of Legacy Wejo	—	1,826,890	—	1,826,890
Exchangeable Right liability	6,600,000	—	6,600,000	—
Earn-out shares	6,000,000	—	6,000,000	—
Restricted common share units	12,156,510	—	12,156,510	—
Options to purchase common shares	2,018,470	15,728,139	2,018,470	15,728,139
Warrants to purchase common shares	—	2,696,269	—	2,696,269
Warrants to purchase common shares related to PIPE Financing	3,745,748	—	3,745,748	—
Total	42,020,728	20,251,298	42,020,728	20,251,298

The Company also had Convertible Loan Notes outstanding as of the three and nine months ended September 30, 2021, which could have obligated the Company to issue common shares upon the occurrence of various future events at prices and in amounts that were not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of the Convertible Loan Notes had not been satisfied during the three and nine months ended September 30, 2021, the Company has excluded these instruments from the table above and the calculation of diluted net loss per share. These instruments were converted into shares of Legacy Wejo and were ultimately converted into common shares of the Company in connection with the Business Combination (see Note 3).

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

Leased Facilities

As of September 30, 2022 the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the unaudited Condensed Consolidated Balance Sheets by calculating the present value of lease payments, at the Company’s estimated incremental borrowing rate, over the 3.3 years weighted average remaining lease term.

For the three and nine months ended September 30, 2022, total lease expense of the Company’s leased facilities was approximately $0.2 million and $0.7 million, respectively, and was included in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company does not have any leases that have not yet commenced which are material.

Future minimum discounted lease payments are as follows (in thousands):

Year Ended December 31,
2022 (excluding the nine months ended September 30, 2022)	$203
2023	768
2024	792
2025	844
2026	432
Total minimum lease payments	3,039
Less: Imputed interest	(523)
Present value of lease liability	$2,516

19. Commitments and Contingencies

Commitments with Vendors

The Company is party to software and cloud hosting agreements to meet the demands of its customers in various marketplaces. The remaining payments for these services are as follows (in thousands):

Year Ended December 31,
2022 (excluding the nine months ended September 30, 2022)	$642
2023	20,393
2024	8,000
2025	8,000
2026	86,044
Total	$123,079

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

On April 1, 2021, Arma Partners LLP (“Arma”), filed a lawsuit against the Company in the Royal Courts of Justice, London, England, under Claim Number CL 2021-00201 and amended the claim on December 23, 2021. In the lawsuit, Arma claim a declaration from the Court that Arma is entitled to remuneration arising from the Business Combination, and certain fundraising events that occurred during 2021 and 2020. As of September 30, 2022, the maximum damages claimed by Arma was £11.8 million, approximately $13.0 million, plus interest. Arma’s claim is disputed and is being defended in its entirety. The Company can provide no assurance as to the scope and final outcome of this matter and whether its business, financial position, results of operations or cash flows will not be materially adversely affected. No accrual has been made in the above matter as the determination is that a loss is not probable as of September 30, 2022.

The Company does not believe there are any other pending legal proceedings that will have a material impact in the Company’s unaudited condensed consolidated financial statements and did not have contingency reserves established for any liabilities as of September 30, 2022 and December 31, 2021.

20. Related Party Transactions

General Motors

The Company is party to a (i) Data Sharing Agreement, dated December 21, 2018 (see Note 9), (ii) Advanced Subscription Agreement, dated December 13, 2019 (see Note 11) and (iii) Convertible Loan Agreement, dated July 21, 2020 (see Note 12), with GM. GM currently holds more than 5.0% of the Company’s equity.

Pursuant to the terms of the Data Sharing Agreement, the Company and GM share fees with respect to data licenses that support the opportunities for licensing of connected vehicle data. During the three and nine months ended September 30, 2022, the Company recorded $0.9 million and $3.4 million, respectively, as a reduction to revenue, net in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for revenue sharing amounts owed to GM. During the three and nine months ended September 30, 2021, the Company recorded $0.8 million and $2.5 million, respectively, as a reduction to revenue, net in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for revenue sharing amounts owed to GM.

As of September 30, 2022, the loan principal and accrued interest had been paid. Interest expense of nil and $0.4 million was recorded in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2021, respectively.

In April 2021, as part of the Convertible Loan Agreement, the Company issued additional Convertible Loans to GM in the sum of £3.5 million ($4.8 million) through the settlement of accounts payable of $2.9 million and recognition of prepayment of $1.9 million. The Convertible Loans issued in April 2021 have the same terms as the Loans issued during the year ended December 31, 2020 (see Note 12).

As of September 30, 2022 and December 31, 2021, the Company had $0.8 million and $1.5 million, respectively, recorded to Accounts payable in the unaudited Condensed Consolidated Balance Sheets for amounts owed to GM under revenue share arrangements.

Chief Executive Officer

The Chief Executive Officer (“CEO”) of the Company currently holds more than 5.0% of the Company’s equity. The CEO also serves as an executive director of another company that entered into a service agreement with the Company, dated March 20, 2020, under which the company agreed to provide certain proof of concept analysis and autonomous vehicle simulation services to the Company. The Company recognized nil and $0.6 million for the three and nine months ended September 30, 2021, respectively, for professional services rendered by that provider on behalf of the Company.

Chairman of the Board of Directors

The Chairman of the Company’s Board of Directors also serves as a non-employee director of two other companies. The Company and one of the companies entered into two service agreements dated February 12, 2020 and December 1, 2020 under which the company agreed to provide certain consulting and related services to the Company, which services were not provided by the Chairman. Pursuant to the terms of the agreement, the Company recognized nil and $0.1 million in fees during the three and nine months ended September 30, 2022, compared to $0.2 million and $0.4 million in fees during the three and nine months ended September 30, 2021, respectively, for professional services rendered by one of the companies.

Director of the Board of Directors

A company that is controlled by a director, entered into a Consultancy Agreement, dated May 12, 2016, under which such director provided certain consulting and related services to the Company. Pursuant to the terms of the Consultancy Agreement, the Company recognized $0.2 million, and $0.9 million of expenses for the three and nine months ended September 30, 2021, respectively, for professional and capital raising services rendered on behalf of the Company. Upon completion of the Business Combination, this agreement was effectively terminated.

Managing Member of Virtuoso Sponsor LLC

The Company engaged Jeffrey Warshaw under the Introducer Agreement, dated February 1, 2022 (the “Introducer Agreement”), to introduce the Company to CFPI and its affiliates and arrange the CFPI Stock Purchase Agreement for the Company (see Note 3). Mr. Warshaw is the managing member of Virtuoso Sponsor LLC, a holder of over 5% of the Company’s common stock. In exchange for Mr. Warshaw’s services under the Introducer Agreement, upon the execution of the CFPI Stock Purchase Agreement, the Company paid Mr. Warshaw a fee (the “Introducer Fee”) equal to $1.9 million (1.85% of the face amount of the committed equity facility secured by the Company under the CFPI Stock Purchase Agreement) during the nine months ended September 30, 2022, which was recorded within general and administrative expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Apollo

On November 10, 2021, Apollo and the Company entered into the Forward Purchase Agreement. Under that agreement, Apollo entered into an equity prepaid forward transaction in which it acquired 7.5 million shares of Virtuoso Class A common shares at $10 per share, which, following the closing of the Business Combination, were exchanged to and represented more than 5% of the Company’s outstanding common shares. In May 2022, the Company delivered a written notice to Apollo to request partial settlement of the transaction and received net sale proceeds of $2.5 million through September 30, 2022, with respect to the remaining 25% of the purchased shares. As of September 30, 2022, Apollo holds 5.7 million of the Company’s common shares.

On August 22, 2022, Wejo Limited entered into the FPA Amendment with Apollo, as described in Note 6.

Sompo Holdings, Inc.

On July 27, 2022, the Company entered into a subscription agreement with significant investment coming from Sompo Light Vortex, a wholly-owned subsidiary of Sompo Holdings, as described in Note 3. As a result of the PIPE Financing transaction, Sompo Holdings beneficially owns 10,301,760 Common Shares, which represented 9.5% of the Company’s outstanding Common Shares as of the closing of the transaction.

Director PIPE Investment

On July 27, 2022, as part of the PIPE Financing, the Company entered into subscription agreements with certain investors, including the following members of its Board of Directors: Ann M. Schwister, John T. Maxwell (and his wife Kathleen Maxwell), Lawrence D. Burns, Richard Barlow, Samuel Hendel, and Timothy Lee (collectively, the “Board PIPE Investors”). The Board PIPE Investors invested the following amounts in exchange for the following securities of the Company:

Investor Name	Common Shares	Warrants	Total Purchase Price
Ann M. Schwister	73,513	24,504	$103,063
John T. Maxwell	36,757	12,252	51,532
Kathleen Maxwell	36,757	12,252	51,532
Lawrence D. Burns	73,513	24,504	103,063
Richard Barlow	147,026	49,009	206,126
Samuel Hendel	36,757	12,252	51,532
Timothy Lee	73,513	24,504	103,063
Total	477,836	159,277	$669,911

21. Subsequent Events

On November 21, 2022, the Company entered into the binding Convertible Notes LOI, subject to certain due diligence conditions, with respect to the sale of a proposed aggregate principal amount of $10.0 million of Convertible Notes with a lead investor, and is in advanced discussions with certain other investors with respect to one or more non-binding letters of intent for additional amounts of Convertible Notes. The issuance of the Convertible Notes is subject to the execution of definitive agreements among the parties. The Convertible Notes will be secured by a second lien on the Company’s assets that are subject to first lien security interests under the Company’s Secured Loan Notes (see Note 13) and a first lien on any unencumbered assets. The Convertible Notes will be issued at a 5% discount to their face value, pay interest of 5% per annum and mature 12 months from issuance (which can be automatically extended by 24 months upon criteria to be mutually agreed by the Company and the lead investor (to 36 months total)). In addition, the Convertible Notes will contain an optional redemption at the Convertible Noteholders’ discretion to redeem the Convertible Notes at a price of 120% of the outstanding principal amount plus any accrued but unpaid interest. Further, the Convertible Noteholders will have an option to convert the Convertible Notes at any time prior to the maturity date, in whole or in part. The Convertible Noteholders will also receive warrants (the “Warrants”) to purchase the Company’s common shares that are exercisable for a number of the Company’s common shares determined by dividing 10% of the Convertible Noteholders’ total investment amount by the volume weighted average price of the Company’s common shares on the NASDAQ for the ten-day period ending on the trading day immediately prior to the closing date of the Convertible Notes (the “Closing Date”). The Warrants will be exercisable upon the date of issuance, provide for cashless exercise, have an exercise price equal to the “NASDAQ Minimum Price” (as defined in NASDAQ Rule 5635(d)) at the Closing Date, and will expire three years from the date of issuance.

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

These activities helped us understand the potential for the connected vehicle data business and design our platform for processing and analyzing large volume data flows. After obtaining our first OEM data contract in December 2018, we launched our proprietary cloud software and analytics platform, Wejo ADEPT (which has since become a part of Wejo Neural Edge, our current platform) for processing OEM data and began generating revenue from our Wejo Marketplace Data Solutions in 2019. Connected vehicles contain hundreds of data sensors, emitting information such as location, speed, direction, braking, temperature and weather conditions. This raw data when harnessed can create intelligence, both historical and in real-time that is unavailable from any other source.

Based on both external and internal research completed by our management, we expect that connected vehicles will make up 44% of all vehicles in 2030. This is a greater than three-fold gain, increasing from 196 million connected vehicles in 2020 to approximately 600 million connected vehicles in 2030. As of September 30, 2022, we had 20.1 million monetizable vehicles on the Neural Edge platform from currently onboarded OEMs, a 29% increase over the prior year. Of these monetizable vehicles, 13.7 million were active on our Neural Edge platform within the last six months of which we ingested and standardized their related data, tracking over 89.1 million journeys and 18.6 billion data points a day, primarily in the United States. Based on existing OEM, automotive suppliers (Tier 1) and distributor (automotive dealer) relationships, we expect that near real time live streaming vehicles on our platform will increase to 124 million connected vehicles by 2030. Wejo data, insights, and solutions enable customers, including, among others, departments of transportation, retailers, construction firms and research departments to unlock unique insights about vehicle journeys, city infrastructures, electric vehicle (“EV”) usage, road safety and more.

In addition to the strength of our intellectual property, as of September 30, 2022, we had relationships with 27 OEMs, Tier 1, and fleet providers of connected vehicle data components. The OEMs on our platform provide the unique data sets that we ingest regularly in Wejo Neural Edge 24 hours a day. To date, no industry standard for connected vehicle data exists. This is where Wejo technology has a singular leadership position in the market, and by creating that standard, we will enable future product developments such as vehicle-to-vehicle communications, pay-as-you-drive insurance, automated breakdown recovery, predictive maintenance and touchless “pay-by-car” commerce for parking, retail and more.

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

Wejo Labs is a cloud-based platform that allows researchers and data scientists from universities, research organizations and civil and traffic engineering consultancies to run traffic and mobility studies at scale with accurate connected vehicle data from tens of millions of connected vehicles across the U.S. and Europe.

Wejo AVOS is a platform that we anticipate will leverage billions of daily data points from millions of connected vehicles, including autonomous vehicle data, to generate autonomous vehicle outcomes. The platform is being developed to rapidly accelerate the development and adoption of autonomous vehicles for the world’s leading automakers and fleet developers by opening up and democratizing access to connected vehicle data. Wejo AVOS intended features include support for vehicle to vehicle communication, demonstration and simulation such as meta-verse concepts, road profile information for product development and deployment, and live road information support for autonomous driver decision making.

We operate our business to take advantage of a sizeable market opportunity. Through our own bottom-up analysis, coupled with third party research, we estimate our Serviceable Addressable Market (“SAM”) to be worth approximately $61.0 billion by 2030. We determined the SAM as two components: Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. For Wejo Marketplace Data Solutions, we used the data and research from the connected vehicle analyst firm Ptolemus. We have projected Total Addressable Market numbers (“TAMs”) for each of our eight current and potential Wejo Marketplace Data Solutions products (namely Traffic Management, Audience and Media Measurement, End-to-End Insurance Services, Remote Diagnostic, Fleet Management, Car Sharing & Rental, Roadside Assistance, and Integrated Payments) by region and timeframe. We then applied a discount factor by calculating 70% of each TAM to create the Wejo SAM. For Wejo Software & Cloud Solutions, we worked with Gartner research to determine the total spend in this area of SaaS solutions for the automotive industry and calculated our SaaS SAM as 5% of the total SAM of $61.0 billion.

We have demonstrated our ability to standardize and generate valuable data insights, and in the process created a growing network effect of attracting additional OEMs, automotive suppliers, and customers. These forces converge to grow the products and services that consumers, and enterprises in the transportation industry want and are willing to pay for.

We build privacy by design into the core of our Wejo Neural Edge platform, enabling compliance with existing privacy laws and regulations. We operate to high global data privacy standards and are a leader in the industry on protection of data, assuring that we play a pivotal role in our industry.

Capital Raising and Cost Cutting Initiatives

On July 27, 2022, we closed a $15.9 million PIPE Financing anchored by Sompo Light Vortex, a wholly-owned subsidiary of Sompo Holdings. In addition, we have taken measurable actions to accelerate our path to profitability by significantly reducing expenses against the 2022 operating plan and prioritizing growth in the traffic, insurance and audience measurement marketplaces and SaaS solutions for the automotive industry because of their near-term revenue opportunity. Our long-term plans have not changed other than the timing of when our remote vehicle diagnostic and fleet marketplace products will be launched (see Item 2. Liquidity and Capital Resources). See Note 21 to the accompanying unaudited condensed consolidated financial statements for further information regarding additional capital raising initiatives subsequent to the balance sheet date.

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

Attract, Retain and Grow our Customer Base

Our recent growth is driven by the expansion of our customer base, particularly in the area of traffic management, related mapping and logistics, and high customer retention rates. Substantially all of our current sales come from U.S.-based connected vehicle data. We are in the early stages of monetization in our eight planned markets, starting with traffic management, including mapping. As seen in some of our key performance indicators outlined below, early-stage demand for connected vehicle data is very strong, and we believe that we will continue to see this demand in the future as we expand in traffic management and launch additional product offerings.

Wejo is expanding our customer base in multiple ways. Wejo Marketplace Data Solutions will expand from one product line to eight product lines over the next couple of years, and the number of market verticals to which we will sell these solutions will expand significantly as we rollout new product lines. We are expanding our base on larger enterprise customers in both Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. This customer base expansion can be seen in 2022 through our reported Revenue, net, Gross Billings, and the following metrics (as projected by management and all as of September 30, 2022):

•Revenue, net increased to $2.6 million, or 632%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and to $4.8 million, or 297%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
•Total Contract Value increased to $34.0 million, or 71% as of September 30, 2022, compared to September 30, 2021. Of this amount, unrecognized Total Contract Value is $14.9 million.1
•Gross Bookings of customers decreased to $1.0 million, or 71% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and increased to $13.5 million, or 75%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.1
•Gross Billings to customers decreased to $1.7 million, or 19%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and increased to $6.3 million, or 54%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.1
______________________
1 These key metrics are not considered in conformity with U.S. GAAP. We and our management believe that these key metrics are useful to investors in measuring our comparable results period-over-period.

We define Total Contract Value (“TCV”) as the projected value of all contracts we have ever signed to date with our customers. The 71% increase in TCV as compared to the prior year speaks to our ability to close deals and secure additional contracts. The increase in contracts represents the potential for an increase in revenue. Unrecognized total contract value represents estimated TCV minus the amount of revenue recognized to-date before any revenue share payments to OEMs.

We define Gross Bookings as the total projected value of contracts signed in the relevant period, excluding taxes and renewal options available to customers in future periods. Gross Bookings decreased to $1.0 million for the three months ended September 30, 2022, driven by timing of deal closures and change in estimate of prior period bookings. The year-over-year increase of approximately 75% to $13.5 million for the nine months ended September 30, 2022 demonstrates growth in additional new customers and expansion of existing customer relationships in 2022.

We define Gross Billings as the amounts billed to customers in the relevant period, excluding taxes, a portion of which often will be shared with certain OEM preferred partners. Gross Billings decreased 19% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as a result of the timing of services and the corresponding billing to customers. The 54% increase for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 illustrates our ability to bill customers in a timely manner.

Notably, as Wejo offers new software solutions to our customers in multiple market verticals, we are migrating our revenue towards a stronger base of recurring revenue. As of September 30, 2022, Wejo had Annual Recurring Revenue (“ARR”) of $7.2 million, up from $4.4 million as of September 30, 2021, an increase of 64%. We calculate ARR by taking the gross Monthly Recurring Revenue (“MRR”) for the last month of the reporting period and multiplying it by twelve months. MRR for each month is calculated by aggregating revenue from customers with contracts with more than four months in duration and includes recurring software licenses, data licenses, and subscription agreements.

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

We define Adjusted EBITDA, a non-GAAP measure, as Loss from operations excluding: (1) share-based compensation expense; (2) depreciation of equipment and amortization of intangible assets; and (3) transaction related costs, when applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses. Adjusted EBITDA should not be considered in isolation or as a substitute for net loss or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(31,466)	$(20,871)	$(127,201)	$(122,974)
Income tax expense	153	—	344	—
Loss before taxation	(31,313)	(20,871)	(126,857)	(122,974)
Interest expense	1,362	2,954	3,879	7,271
Loss on issuance of convertible loan notes	—	—	—	53,967
(Gain) loss on fair value of derivative liability	—	(3,268)	—	11,601
Gain on fair value of public warrant liabilities	(689)	—	(11,552)	—
Loss on fair value of Forward Purchase Agreement	563	—	37,043	—
Gain on fair value of Exchangeable Right liability	(472)	—	(10,466)	—
(Gain) loss on fair value of Advanced Subscription Agreements	—	(162)	—	4,470
Other expense, net	5,111	383	18,832	468
Loss from operations	(25,438)	(20,964)	(89,121)	(45,197)
Add (Subtract):
Depreciation and amortization	1,001	1,108	3,115	3,263
Transaction-related costs	220	—	5,021	—
Share-based compensation expense	2,254	—	4,945	—
Adjusted EBITDA	$(21,963)	$(19,856)	$(76,040)	$(41,934)

The following expenses are excluded from our non-GAAP measure:

•Depreciation: is a non-cash expense relating to our office equipment and furniture and fixtures and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives.

•Amortization: is a non-cash expense related primarily related to our GM data sharing agreement intangible asset and internally developed software which are amortized over their estimated lives.

•Transaction-related costs: are excluded from our assessment of performance because they are considered non-operational in nature and therefore are not indicative of current or future performance or the ongoing cost of doing business.

•Share-based compensation expense: consists of expense associated with awards that were granted under various stock and incentive plans. These expenses are not paid in cash and we view the economic costs of share-based compensation expense to be the dilution to our share base; we will also include the related shares in our fully diluted shares outstanding for GAAP earnings per share using the treasury stock method when they are no longer anti-dilutive.

We are expanding our revenue base and at the same time expanding our base of monetizable connected vehicles. As of September 30, 2022, Wejo had 20.1 million monetizable vehicles on the Neural Edge platform from currently onboarded OEMs, a 29% increase over September 30, 2021. Of these monetizable vehicles, 13.7 million vehicles were active on our Neural Edge platform. Annualized Gross Bookings per average monetizable connected vehicle as of September 30, 2022 was $1.11 per vehicle on a rolling four quarter basis, up 44% from $0.77 as of September 30, 2021. We expect Gross Bookings per vehicle to significantly expand as we roll out new product lines to multiple market verticals in the Wejo Marketplace Data Solutions and customers in Wejo Software & Cloud Solutions.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue, net	$2,570	$351	$2,219	632%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,586	888	698	79%
Technology and development	8,228	7,691	537	7%
Sales and marketing	4,552	4,963	(411)	(8)%
General and administrative	12,641	6,665	5,976	90%
Depreciation and amortization	1,001	1,108	(107)	(10)%
Total costs and operating expenses	28,008	21,315	6,693	31%
Loss from operations	(25,438)	(20,964)	(4,474)	21%
Gain on fair value of derivative liability	—	3,268	(3,268)	NM
Gain on fair value of public warrant liabilities	689	—	689	NM
Loss on fair value of Forward Purchase Agreement	(563)	—	(563)	NM
Gain on fair value of Exchangeable Right liability	472	—	472	NM
Gain on fair value of Advanced Subscription Agreements	—	162	(162)	NM
Interest expense	(1,362)	(2,954)	1,592	(54)%
Other expense, net	(5,111)	(383)	(4,728)	NM
Loss before taxation	(31,313)	(20,871)	(10,442)	50%
Income tax expense	(153)	—	(153)	NM
Net loss	$(31,466)	$(20,871)	$(10,595)	51%
NM - Not meaningful.

Revenue, net

In the three months ended September 30, 2022, Revenue, net increased by $2.2 million, or 632%. This was driven by an increase of $1.2 million in the Wejo Software & Cloud Solutions business line revenue, which was itself driven by the completion of a significant Wejo Software & Cloud Solutions project. Additionally, there was strong growth in the Traffic Management product line of the Wejo Marketplace Data Solutions, which increased by $1.0 million, driven by an increase in the average revenue, net, per revenue generating customer. The majority of our revenue in the third quarter of each of 2022 and 2021 was from the United States.

Cost of Revenue (exclusive of depreciation and amortization)

In the three months ended September 30, 2022, Cost of revenue increased by $0.7 million, or 79%, primarily as a result of a $0.5 million increase in data acquisition costs as we increase the number of vehicles on platform. Additionally, there was an increase in our customer activity and a 16% increase in vehicles on the Wejo Neural Edge platform, driving a total increase in data hosting costs of $0.2 million.

Technology and Development Expenses

In the three months ended September 30, 2022, Technology and development expenses increased by $0.5 million, or 7%, principally due to an increase of $0.5 million in data acquisition costs as we increase the number of vehicles on platform.

Sales and Marketing Expenses

In the three months ended September 30, 2022, Sales and marketing expenses decreased by $0.4 million, or 8%, driven by a decrease of $0.5 million in marketing and advertising activities.

General and Administrative Expenses

In the three months ended September 30, 2022, General and administrative expenses increased by $6.0 million, or 90%, driven by an increase of $3.3 million in staff costs, attributable to an increase in average headcount of 37 employees and $1.8 million of share-based compensation expenses. In addition, there was a $2.2 million increase in insurance expenses associated with our Directors and Officers insurance in connection with becoming a public company.
Depreciation and Amortization

In the three months ended September 30, 2022, Depreciation and amortization was relatively flat compared to the third quarter of 2021.

Gain on Fair Value of Derivative Liability

In the three months ended September 30, 2022, no derivative liabilities were outstanding as compared to a $3.3 million gain on the fair value of the derivative liability in the third quarter of 2021. The gain was driven primarily by the increase in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and March 2021.

Gain on Fair Value of Public Warrant Liabilities

In the three months ended September 30, 2022, we recognized a $0.7 million gain on the fair value of the public warrant liabilities which is due to the warrant liabilities’ quoted price decreased from $0.16 per share as of June 30, 2022 to $0.10 per share as of September 30, 2022. There were no public warrant liabilities outstanding during the third quarter of 2021.

Loss on Fair Value of Forward Purchase Agreement

In the three months ended September 30, 2022, we recognized a $0.6 million unrealized loss on the fair value of the Forward Purchase Agreement due to the decrease in the fair value of our common shares between June 30, 2022 and September 30, 2022. We had not yet entered into the Forward Purchase Agreement as of the third quarter of 2021.

Gain on Fair Value of Exchangeable Right Liability

In the three months ended September 30, 2022, we recognized a $0.5 million gain on the fair value of the Exchangeable Right Liability due to the value decreasing from $0.18 per share as of June 30, 2022 to $0.10 per share as of September 30, 2022. There was no Exchangeable Right Liability outstanding during the third quarter of 2021.

Gain on Fair Value of Advanced Subscription Agreements

In the three months ended September 30, 2022, no Advanced Subscription Agreements were outstanding. During the third quarter of 2021, we recognized a $0.2 million gain on the fair value of the Advanced Subscription Agreements. The gain was primarily due to the fair value of the underlying ordinary shares decreasing.

Interest Expense

In the three months ended September 30, 2022, Interest expense decreased by $1.6 million, or 54%, primarily due to there being no accretion of the amortized cost on the Convertible Loan Notes as they were converted in November 2021.

Other Expense, net

In the three months ended September 30, 2022, Other expense, net increased due to unfavorable exchange rate movements of $4.7 million related to assets and liabilities denominated in foreign currencies.

Income Tax Expense

In the three months ended September 30, 2022, Income tax expense increased by $0.2 million compared to nil tax expense during the comparable 2021 period due to an increase in U.S. taxable income.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue, net	$4,753	$1,198	$3,555	297%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,836	1,864	2,972	159%
Technology and development	24,942	14,075	10,867	77%
Sales and marketing	16,614	10,947	5,667	52%
General and administrative	44,367	16,246	28,121	173%
Depreciation and amortization	3,115	3,263	(148)	(5)%
Total costs and operating expenses	93,874	46,395	47,479	102%
Loss from operations	(89,121)	(45,197)	(43,924)	97%
Loss on issuance of convertible loan notes	—	(53,967)	53,967	NM
Loss on fair value of derivative liability	—	(11,601)	11,601	NM
Gain on fair value of public warrant liabilities	11,552	—	11,552	NM
Loss on fair value of Forward Purchase Agreement	(37,043)	—	(37,043)	NM
Gain on fair value of Exchangeable Right liability	10,466	—	10,466	NM
Loss on fair value of Advanced Subscription Agreements	—	(4,470)	4,470	NM
Interest expense	(3,879)	(7,271)	3,392	(47)%
Other expense, net	(18,832)	(468)	(18,364)	NM
Loss before taxation	(126,857)	(122,974)	(3,883)	3%
Income tax expense	(344)	—	(344)	NM
Net loss	$(127,201)	$(122,974)	$(4,227)	3%
NM - Not meaningful

Revenue, net

In the nine months ended September 30, 2022, Revenue, net increased by $3.6 million, or 297%. This increase was driven by strong growth in the Traffic Management product line of the Wejo Marketplace Data Solutions of $1.9 million, resulting from an increase in the average revenue, net per revenue-generating customer and an increase in the number of revenue-generating customers. Additionally, there was an increase of $1.7 million in the Wejo Software & Cloud Solutions business line revenue resulting from the completion of a significant Wejo Software & Cloud Solutions project for a major customer. The majority of our revenue in the year-to-date of 2022 and 2021 was from the United States.

Cost of Revenue (exclusive of depreciation and amortization)

In the nine months ended September 30, 2022, Cost of revenue increased by $3.0 million, or 159%, primarily as a result of a $1.3 million increase in data acquisition costs, as we increase the number of vehicles on platform. Additionally, there was a 16% increase in vehicles on Wejo ADEPT, driving a total increase in data hosting costs of $1.0 million, as well as a $0.4 million increase in staff costs. Since we are in the early stages of growth in Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions, our Cost of revenue has exceeded Revenue, net as we have been building our capabilities to be able to scale as the business grows.

Technology and Development Expenses

In the nine months ended September 30, 2022, Technology and development expenses increased by $10.9 million, or 77%, principally due to an increase of $9.3 million in IT expenses, driven by the deployment of new software to support the growth of our business. Additionally, staff costs increased by $1.0 million due to an increase in average headcount in the period of 45 employees as we scale our business.

Sales and Marketing Expenses

In the nine months ended September 30, 2022, Sales and marketing expenses increased by $5.7 million, or 52%, driven by an increase of $5.7 million in staff costs as a result of an increase in average headcount in the period of 60 employees, as we scale our business.

General and Administrative Expenses

In the nine months ended September 30, 2022, General and administrative expenses increased by $28.1 million, or 173%, driven by an increase of $11.3 million in staff costs, attributable to an increase in average headcount in the period of 61 employees, as we scale our business, and $4.3 million of share-based compensation expenses under our 2021 Plan. Additionally there was an increase of $8.8 million in professional services related to audit, accounting, and legal fees, a $6.0 million increase in insurance expenses associated with our directors and officers insurance in connection with becoming a public company, and $4.9 million of issuance costs incurred in connection with the CFPI Stock Purchase Agreement, consisting of $3.0 million related to the issuance of the commitment shares and $1.9 million related to the Introducer Fee (See Note 20 to the accompanying unaudited condensed consolidated financial statements).
Depreciation and Amortization

In the nine months ended September 30, 2022, Depreciation and amortization remained relatively flat compared to the year-to-date of 2021.

Loss on Issuance of Convertible Loans

In the nine months ended September 30, 2022, no convertible loans were outstanding as compared to a Loss on Issuance of convertible loans of $54.0 million in the year-to-date of 2021. The loss in the prior period was driven primarily by aggregate costs exceeding the allocated proceeds of the convertible loans.

Loss on Fair Value of Derivative Liability

In the nine months ended September 30, 2022, no derivative liabilities were outstanding as compared to a $11.6 million loss on the fair value of the derivative liability in the year-to-date of 2021. The loss in the prior period was driven primarily by the increase in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and March 2021.

Gain on Fair Value of Public Warrant Liabilities

In the nine months ended September 30, 2022, we recognized a $11.6 million gain on the fair value of the Public Warrant liabilities, which is due to the Public Warrant liabilities’ quoted price decreasing from $1.10 per share as of December 31, 2021 to $0.10 per share as of September 30, 2022. There were no Public Warrant liabilities outstanding during the comparable period of 2021.

Loss on Fair Value of Forward Purchase Agreement

In the nine months ended September 30, 2022, we recognized a $37.0 million unrealized loss on the fair value of the Forward Purchase Agreement due to the decrease in the fair value of our common shares between December 31, 2021 and September 30, 2022. There was no Forward Purchase Agreement outstanding during the comparable period of 2021.

Gain on Fair Value of Exchangeable Right Liability

In the nine months ended September 30, 2022, we recognized a $10.5 million gain on the fair value of the Exchangeable Right liability due to the value decreasing from $1.69 per share as of December 31, 2021 to $0.10 per share as of September 30, 2022. There was no Exchangeable Right liability outstanding during the comparable period of 2021.

Loss on Fair Value of Advanced Subscription Agreements

In the nine months ended September 30, 2022, no Advanced Subscription Agreements were outstanding. During the first three quarters of 2021, we recognized a $4.5 million loss on the fair value of the Advanced Subscription Agreements. The loss during the prior period was primarily due to the fair value of the underlying ordinary shares increasing.

Interest Expense

In the nine months ended September 30, 2022, Interest expense decreased by $3.4 million, or 47%, primarily due to there being no accretion of the amortized cost on the Convertible Loan Notes as they were converted in November 2021.

Other Expense, net

In the nine months ended September 30, 2022, Other expense, net increased due to unfavorable exchange rate movements of $18.4 million related to assets and liabilities denominated in foreign currencies.

Income Tax Expense

In the nine months ended September 30, 2022, Income tax expense was $0.3 million compared to nil tax expense during the comparable period of 2021 due to an increase in U.S. taxable income.

Financial Condition

(in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Total assets	$44,048	$142,007	$(97,959)	(69)%
Total liabilities	77,686	94,313	(16,627)	(18)%
Total shareholders’ (deficit) equity	(33,638)	47,694	(81,332)	(171)%

Total assets decreased by $98.0 million, or 69%, primarily due to a reduction of cash resulting from vendor payments and payroll expenses, partially offset by the PIPE proceeds received. There was also a significant decrease in the fair value of the FPA due to a decrease in the share price.

Total liabilities decreased by $16.6 million, or 18%, primarily due to a decrease in the fair value of the Public Warrants and Exchangeable Rights as a result of a decrease in the share price.
Total shareholders’ (deficit) equity decreased by $81.3 million, or 171%, primarily due to an increase in the Accumulated deficit, which was partially offset by an increase in Additional paid in capital as a result of the PIPE and CEF proceeds received.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our formation, and consequently, we will need additional capital to fund our operations, which we may obtain through the sale of equity, debt financings, collaborations, licensing arrangements, revenue from customers or other sources. Prior to the closing of the Business Combination on November 18, 2021, we received gross proceeds of $175.8 million through sales of equity, ASAs, convertible loan notes and debt financings. In 2021, we issued Secured Loan Notes with a principal amount of $39.0 million and have the capacity to issue another $4.0 million under this facility.

On November 18, 2021, we completed the Business Combination, which raised $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. After Wejo incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses, net proceeds were $176.9 million. The proceeds were offset by a payment of $75.0 million from us to Apollo as stipulated in the FPA. In November 2021, 251,632 shares were sold by Apollo under the FPA and $2.5 million was paid back to us. During the three months ended September 30, 2022, pursuant to the FPA, 35,842 common shares were sold at a weighted average price of $1.19, which generated aggregate proceeds of less than $0.1 million. During the nine months ended September 30, 2022, pursuant to the FPA, 1,623,368 common shares were sold at a weighted average price of $1.52 which generated aggregate proceeds of $2.5 million. As of September 30, 2022 and December 31, 2021, there were 5,625,000 and 7,248,368 total outstanding shares, respectively, under the FPA.

On February 14, 2022, we announced that we had entered the CFPI Stock Purchase Agreement, which allows us to obtain, depending on our common shares market price and us meeting other conditions, up to the lesser of $100 million and the Exchange Cap through an equity financing facility. We issued 715,991 common shares to CFPI, representing a 3% commitment fee, incurred in connection with this agreement. Sales of common shares pursuant to the CFPI Stock Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to CFPI under the CFPI Stock Purchase Agreement. To the extent we sell common shares under the CFPI Stock Purchase Agreement, we plan to use any proceeds therefrom for working capital and general corporate purposes. During the three months ended September 30, 2022, we sold 0.9 million common shares at a weighted average price of $1.32 per share under the CFPI Stock Purchase Agreement. During the nine months ended September 30, 2022, we have sold 2.6 million common shares at a weighted average price of $1.74 per share under the CFPI Stock Purchase Agreement. We have a remaining availability of up to 15,466,475 of our common shares for sale.

The actual proceeds that we could receive under the CFPI Stock Purchase Agreement and the FPA may be less than the maximum amounts set out in the agreements.

On July 27, 2022, we closed a PIPE Financing, which was anchored by Sompo Light Vortex and which raised $15.9 million before transaction costs of $0.2 million (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

As of September 30, 2022, we had cash of $14.7 million, of which $11.0 million was held outside the United States.

Our long-term plans have not changed other than the timing of when other marketplace products will be launched. In addition to successfully raising additional capital through the PIPE offering, we have reduced our hiring plan, eliminated non-revenue projects, and prioritized workflows to focus on revenue generation in the current year and into 2023. We are continuing to reduce our committed and non-committed expenditures in 2023 which will reduce operating expenses for the full year 2022 by decreasing our cash utilization from $10.0 million per month at the start of 2022 to a forecast of less than $6.0 million per month during the fourth quarter of 2022.

We are in discussions with a key vendor to allow us to defer the payment of a substantial license fee commitment that we are contractually obligated to pay in the first quarter of 2023 and settle the obligation with our common shares in lieu of cash for a portion of the amount owed. Upon entry into a definitive agreement, the $11.0 million license fee will be paid in four installments, with the first two installments being paid in the first and second quarters of 2023, in common shares or cash, at our option, and the second two installments of the license fee being paid in cash in the third and fourth quarters of 2023. This change in timing and partial payment in common shares allows us to manage our cash obligations while we complete certain capital raising objectives in process.

We are in the process of negotiating financing transactions that are expected to be completed during the second quarter of 2023 and have been working on bridge financing options to ensure that we have sufficient cash to finalize these transactions. No legally binding agreements are yet in place and therefore there can be no assurances that these transactions will complete.

On November 21, 2022, we entered into the binding Convertible Notes LOI, subject to certain due diligence conditions, with respect to the sale of a proposed aggregate principle amount of $10.0 million of Convertible Notes with a lead investor, and are in advanced discussions with certain other investors with respect to one or more non-binding letters of intent for additional Convertible Notes. The issuance of the Convertible Notes is subject to the execution of definitive agreements among the parties. The Convertible Notes will be secured by a second lien on our assets that are subject to first lien security interests under our Secured Loan Notes (see Note 13 to the accompanying unaudited condensed consolidated financial statements) and a first lien on any unencumbered assets. See Note 21 to the accompanying unaudited condensed consolidated financial statements for additional information regarding the economic and other terms of the Convertible Notes.

We have considered the terms of its Secured Loan Notes (see Note 13 to the accompanying unaudited condensed consolidated financial statements), which may provide the lenders thereunder with certain rights if we commence negotiations with one or more of our creditors with a view to rescheduling any of our indebtedness or grant a lien to another lender with respect to the collateral securing our obligations under the Secured Loan Notes. As noted in this disclosure, we continue to make significant progress in reducing our cost base in drive towards profitability in 2024, and this includes working with our vendors and partners to ensure that these relationships are efficient and appropriate for our objectives. These efforts will continue as we progress in the future in the normal course of business. We believe that we have the support of the lenders under our Secured Loan Notes to allow the above transactions to proceed and anticipate that this support will continue to be provided. We believe that we are in compliance with all of the terms of the Secured Loan Notes.

Under the current operating plan, which includes the Convertible Notes and the deferral of the license fee obligation discussed above, our cash balance is expected to be sufficient to operate the business into the middle of the first quarter of 2023. Additional bridge financing will be required to get to the completion of the proposed financing transactions referred to above, which are expected to be completed during the second quarter of 2023.

While the Convertible Notes LOI providing for an aggregate principal amount of $10.0 million in Convertible Notes is binding in nature, it is subject to certain due diligence requirements, and to date only advanced discussions have taken place with respect to securing additional amounts of Convertibles Notes. As such, there can be no assurances that we will be able to secure agreements providing for the issuance of additional Convertible Notes. Accordingly, we are exploring options for alternative financing to meet our cash requirements if this transaction does not occur. However, there can be no assurances that we will be able to obtain alternative financing on terms acceptable to us, on a timely basis, or at all. Additionally, funding will depend on a variety of factors, many of which are unpredictable and beyond our control, including general conditions in the global economy and in the global financial markets, which have been, and may continue to be, impacted by interruptions, delays and/or cost increases resulting from economic weakness and inflationary pressure, political instability and geopolitical tensions.

Our forecasts indicate that the business can now only continue to operate for a very short period of time without raising additional new funding. Also, if prior to the end of that period, the directors have exhausted all options and no longer have a reasonable expectation of obtaining sufficient new funding, a filing for bankruptcy or administration would occur.

As such, management has concluded there is substantial doubt regarding our ability to continue as a going concern within one year from the issuance date of our unaudited condensed consolidated financial statements. Our accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(67,089)	$(29,927)
Net cash used in investing activities	(2,428)	(2,618)
Net cash provided by financing activities	20,334	26,836
Effect of exchange rate changes on cash	(3,424)	(101)
Net decrease in cash	$(52,607)	$(5,810)

Cash Used in Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $67.1 million, primarily resulting from our net loss of $127.2 million, partially offset by adjustments for non-cash charges of $47.8 million, and movements in our operating assets and liabilities of $12.3 million, driven by an increase of $6.7 million in Prepaid expenses and other current assets, as well as $4.6 million increase in Accrued expenses and other liabilities and a $4.6 million increase in Accounts payable due to increased spending to support the growth of our business.

During the nine months ended September 30, 2021, net cash used in operating activities was $29.9 million, primarily resulting from our net loss of $123.0 million, which was offset by adjustments for non-cash charges of $78.1 million and movements in our operating assets and liabilities of $15.0 million, driven by an increase of $6.4 million in Accrued expenses and other liabilities, an increase of $5.2 million in Accounts Payable due to the increase in expenses to support revenue growth, and an increase of $3.7 million in Prepaid expenses and other current assets.

Cash Used in Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $2.4 million, driven by capitalized internally developed software costs.

During the nine months ended September 30, 2021, net cash used in investing activities was $2.6 million, driven by capitalized internally developed software costs of $2.1 million and purchase of office equipment of $0.5 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $20.3 million, driven by the $15.7 million net proceeds received by the PIPE Financing, $4.5 million proceeds from the sale of our common shares pursuant to the CFPI Stock Purchase Agreement and partial settlement of the FPA of $2.4 million, partially offset by transaction cost payments related to the Business Combination of $2.3 million.

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

Certain Information Concerning Contractual Obligations

There have been no material changes to the contractual obligations disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

Key Components of Results of Operations

Revenue, net

We work with some of the world’s leading OEMs to obtain, process, and create products using vast amounts of connected vehicle data. OEMs provide this data through license agreements. We process the data in our Wejo Neural Edge platform running in cloud data centers and offer services including live data feeds, batch feeds and analytics. These services provide customers with traffic intelligence, high frequency vehicle movements, and common driving events and trends, among other insights. Our customers pay license fees to obtain one or more of these data services that may include a portion or all the data in their market. Our revenue is the amount of consideration we expect to receive in the form of Gross Bookings to customers, reduced by associated revenue share due under our data sharing agreements with OEMs, where we have determined that we are acting as an agent in the relationship.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, legal, and corporate information systems functions, professional fees, costs related to capital raising efforts and strategic initiatives.

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

Gain (Loss) on Fair Value of Derivative Liability

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

Gain on Fair Value of Public Warrant Liability

We have an aggregate of 11,500,000 Public Warrants we assumed as part of the Business Combination. We classify the warrants as a liability on our unaudited Condensed Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the public warrant liability within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. We will continue to recognize changes in the fair value of the public warrant liability until the warrants are exercised, expire or qualify for equity classification.

Loss on Fair Value of Forward Purchase Agreement

On November 10, 2021, Wejo Limited entered into the Forward Purchase Agreement with Apollo (See Note 6 to the accompanying unaudited condensed consolidated financial statements). We account for the Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40, under which the Forward Purchase Agreement does not meet the criteria for equity treatment and must be recorded as an asset. Accordingly, we classify the Forward Purchase Agreement as a current asset on our unaudited Condensed Consolidated Balance Sheets with changes in fair value reflected in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss at each reporting period.

Gain on Fair Value of Exchangeable Right Liability

We have an aggregate of 6,600,000 Exchangeable Rights we assumed as part of the Business Combination. We classify the Exchangeable Right as a liability on our unaudited Condensed Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the Exchangeable Right liability within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. We will continue to recognize changes in the fair value of the Exchangeable Right liability until they are exercised, expire or qualify for equity classification.

Gain (loss) on Fair Value of Advanced Subscription Agreements

Prior to completing the Business Combination, we issued ASAs that contained an automatic conversion feature, which was triggered by either the occurrence of Series C round financing or share sale triggering a change of control. We concluded that it was appropriate to apply the fair value option to the ASAs because there were no non-contingent beneficial conversion features related to the ASAs. We classified these ASAs as a liability on our Consolidated Balance Sheets and remeasure them to fair value at each reporting date to the date of conversion, and recognized changes in the fair value of the ASAs within its respective line in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. All remaining outstanding ASAs converted into ordinary shares of Legacy Wejo on July 31, 2021, which were then converted into Wejo Group Limited common shares upon Business Combination.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, because of material weaknesses in our internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses were consistent with the material weaknesses previously disclosed in our 2021 Annual Report. Specifically, these material weaknesses relate to the insufficient design and implementation of processes and controls over financial reporting, including inadequate oversight, review and testing of the work performed by our third-party specialists and to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP. We have concluded that these material weaknesses arose because we did not have the necessary processes, systems, personnel and related internal controls in place. As a result of the lack of accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP, the errors were not identified and corrected in a timely manner, as discussed in greater detail under the caption entitled “Remediation Efforts” below.

We are in the process of finalizing the design and implementing measures to strengthen the effectiveness and operation of our internal control environment. At the time of filing this Quarterly Report on Form 10-Q, the material weaknesses have not been remediated; however, notwithstanding the identified material weaknesses in internal control over financial reporting, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Efforts

We have taken certain measures to remediate the material weaknesses described above. During 2021, we had engaged third-party specialists to assist in our remediation efforts, including the design and establishment of processes and internal controls over financial reporting, the selection and implementation of upgraded financial reporting systems, and the design of our finance organization to identify additional finance and technical U.S. GAAP accounting resources we need to support effective internal controls. During 2021, we appointed key finance and technical U.S. GAAP accounting resources, including a Chief Financial Officer, a Corporate Controller, and a Head of Financial Reporting, all of whom have public company U.S. GAAP financial reporting experience. During 2022, we continued to hire additional personnel with strong accounting, internal control and U.S. GAAP experience, including a Head of SOX Compliance and a Senior Vice President-Corporate Finance. We believe that we have completed our required recruitment efforts at this time, which has significantly strengthened our internal control environment. In the fourth quarter of 2022, we will begin testing of our internal controls and anticipate that we will be able to determine the level of additional effort, if any, needed to remediate this material weakness.

In the first quarter of 2022, Management initiated a remediation project to address the material weakness related to our insufficient design and implementation of processes, systems and internal controls over financial reporting, including inadequate oversight, review, and testing of internal controls. This project entails assisting the business functions with the remediation of their control deficiencies, ensuring that adequate management action is taken and supporting evidence is maintained to prove the operating effectiveness of the remediated controls. Control owners have been educated on the principles and requirements of each control as well as the requisite accountabilities within each of the business processes. As a result, during the second quarter of 2022, we started the design testing of the remediated controls to validate the control design. In the third quarter of 2022, we substantially completed the remediation project and the remediated controls will be tested by us during the fourth quarter 2022 to determine if they are operating effectively.

The Company has also completed the critical first phase of implementation of new financial reporting systems, as part of our remediation efforts. The Company implemented a new Enterprise Resource Program (“ERP”) system, which included the core financial system (in the second quarter of 2022) and a Human Capital Management (“HCM”) module (in the third quarter of 2022), which systematically integrates key processes and controls. We believe that we have achieved significant progress in strengthening the internal control environment during 2022 through the implementation of these systems. In the fourth quarter of 2022, we will begin testing of these controls and anticipate that we will be able to determine the level of additional effort, if any, needed to remediate this material weakness.

While management is working to remediate these material weaknesses, there is no assurance that these remediation efforts, will be successful or that the controls implemented will prevent or detect future material weaknesses. If we are not able to retain these personnel with accounting, internal control and U.S. GAAP experience or maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business. In contrast, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. Unless and until these material weaknesses have been adequately remediated, or should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or complying with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common shares. We cannot provide assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

As described above, under the caption entitled “Remediation Efforts”, in the second and third quarters of 2022, the Company implemented a new ERP system, including a new HCM module. In addition, the U.K. affiliate of the Company migrated to a global payroll system provider also used by the U.S. affiliate in the second quarter of 2022. An Equity Compensation Awards Management system was also implemented to monitor and record transactions within the Company’s Share-based compensation program in the second quarter of 2022. These implementations resulted in certain new and/or changes to the Company’s processes and procedures, which required the Company to modify certain of its internal controls over financial reporting. The design of these controls has been formalized within the internal control framework. In addition, as a result of the on-going control remediation efforts described above, new or revised process controls have been applied to internal controls over financial reporting. All these changes to the Company’s processes and controls have been, and will continue to be, subject to the Company’s program for evaluating the design and operating effectiveness of internal control over financial reporting. Operating effectiveness testing is planned during the fourth quarter, for these new controls as well. There were no other changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2021 and 2020 with respect to substantial doubt over our ability to continue as a going concern. As the Company makes investments to increase the markets and customers it serves, we expect our operating losses to increase until the Company reaches the necessary scale to generate cash profits from operations. The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue incurring losses for the foreseeable future. In addition, as of September 30, 2022, the Company’s current liabilities exceeded its current assets by $5.3 million. As such, the Company will be required to raise additional capital to fund its operations and continue to implement certain expense reduction measures. There can be no assurance that the Company will be able to (i) obtain additional financing on terms acceptable to the Company, on a timely basis or at all, (ii) successfully implement necessary expense reduction measures, or (iii) grow its revenues.

In November 2021, the Company completed the Business Combination (see Note 1 to the accompanying unaudited condensed consolidated financial statements), which raised $176.9 million in net proceeds, which were offset by a payment of $75.0 million by the Company to Apollo under the FPA (see Note 6 to the accompanying unaudited condensed consolidated financial statements). During November 2021, Apollo terminated 251,632 Wejo Group Limited common shares it acquired under the FPA and paid $2.5 million back to the Company. During the nine months ended September 30, 2022, 1,623,368 common shares were sold at a weighted average price of $1.52 under the FPA, which generated aggregate proceeds of $2.5 million. As of September 30, 2022, 5,625,000 common shares were outstanding under the FPA. The timing of payments to the Company on account of sales of such shares is limited by the terms of the FPA as described in greater detail in Note 6 to the accompanying unaudited condensed consolidated financial statements.

The Company also issued further notes in a principal amount of $7.5 million under the Loan Note Instrument in the fourth quarter of 2021 (see Note 13 to the accompanying unaudited condensed consolidated financial statements).

In addition, on February 14, 2022, the Company entered into the CFPI Stock Purchase Agreement, under which the Company has the right to sell to CFPI up to the lesser of (i) $100.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined in the CFPI Stock Purchase Agreement). During the three months ended September 30, 2022, the Company sold 938,864 common shares at a weighted average price of $1.32 per share under the CFPI Stock Purchase Agreement, which generated aggregate proceeds of $1.2 million. During the nine months ended September 30, 2022, the Company sold 2,598,180 common shares at a weighted average price of $1.74 per share under the CFPI Stock Purchase Agreement, which generated aggregate proceeds of $4.5 million. As of September 30, 2022, the Company has a remaining availability of up to 15,466,475 of its common shares for sale under the CEF out of an initial availability of approximately 18.8 million common shares. The actual proceeds that the Company could receive under the CFPI Stock Purchase Agreement and the FPA, however, may be less than the maximum amounts set out in the agreements.

On July 27, 2022, the Company closed a $15.9 million PIPE Financing with Sompo Light Vortex, as well as current and new investors and certain members of management and the Company’s Board of Directors, which is described in greater detail in Note 3 and Note 20 to the accompanying unaudited condensed consolidated financial statements. In addition to successfully raising additional capital through the PIPE Financing, the Company has reduced its hiring plan, eliminated non-revenue projects, and prioritized workflows to focus on revenue generation in the current year and into 2023. The Company plans to decrease its cash utilization from $10.0 million per month at the start of 2022 to a forecast of less than $6.0 million per month during the fourth quarter of 2022 and will continue to identify and implement further reductions to its committed expenditures during 2023 primarily through further reductions in operating costs. The Company will also need to raise further funds.

The Company is in discussions with a key vendor to allow the Company to defer the payment of a substantial license fee commitment that it is contractually obligated to pay in the first quarter of 2023 and settle the obligation with the Company’s common shares in lieu of cash for a portion of the amount owed. Upon entry into a definitive agreement, the $11.0 million license fee will be paid in four installments, with the first two installments being paid in the first and second quarters of 2023, in common shares or cash, at the option of the Company, and the second two installments of the license fee being paid in cash in the third and fourth quarters of 2023. This change in timing and partial payment in common shares allows the Company to manage its cash obligations while it completes certain capital raising objectives in process.

The Company is in the process of negotiating financing transactions that are expected to be completed during the second quarter of 2023 and has been working on bridge financing options to ensure that the Company has sufficient cash to finalize these transactions. No legally binding agreements are yet in place and therefore there can be no assurances that these transactions will complete.

On November 21, 2022, the Company entered into the binding Convertible Notes LOI, subject to certain due diligence conditions, with respect to the sale of a proposed aggregate principal amount of $10.0 million of Convertible Notes with a lead investor and is in advanced discussions with certain other investors with respect to one or more non-binding letters of intent for additional Convertible Notes. The issuance of the Convertible Notes is subject to the execution of definitive agreements among the parties. The Convertible Notes will be secured by a second lien on the Company’s assets that are subject to first lien security interests under the Company’s Secured Loan Notes (see Note 13 to the accompanying unaudited condensed consolidated financial statements) and a first lien on any unencumbered assets. See Note 21 to the accompanying unaudited condensed consolidated financial statements for additional information regarding the economic and other terms of the Convertible Notes.

The Company has considered the terms of its Secured Loan Notes (see Note 13 to the accompanying unaudited condensed consolidated financial statements), which may provide the lenders thereunder with certain rights if the Company commences negotiations with one or more of its creditors with a view to rescheduling any of its indebtedness or grants a lien to another lender with respect to the collateral securing the Company’s obligations under the Secured Loan Notes. As noted in this disclosure, the Company continues to make significant progress in reducing its cost base in drive towards profitability in 2024, and this includes working with the Company’s vendors and partners to ensure that these relationships are efficient and appropriate for Wejo’s objectives. These efforts will continue as the Company progresses in the future in the normal course of business. The Company believes it has the support of the lenders under its Secured Loan Notes to allow the above transactions to proceed and anticipates that this support will continue to be provided. The Company believes that it is in compliance with all of the terms of the Secured Loan Notes.

Under the current operating plan, which includes the Convertible Notes and the deferral of the license fee obligation discussed above, the cash balance is expected to be sufficient to operate the business into the middle of the first quarter of 2023. Additional bridge financing will be required to get to the completion of the proposed financing transactions referred to above, which are expected to be completed during the second quarter of 2023.

While the Convertible Notes LOI providing for an aggregate principal amount of $10.0 million in Convertible Notes is binding in nature, it is subject to certain due diligence requirements, and to date only advanced discussions have taken place with respect to securing additional amounts of Convertibles Notes. As such, there can be no assurances that the Company will be able to secure agreements providing for the issuance of additional Convertible Notes. Accordingly, the Company is exploring options for alternative financing to meet the Company’s cash requirements if this transaction does not occur. However, there can be no assurances that the Company will be able to obtain alternative financing on terms acceptable to the Company, on a timely basis, or at all. Additionally, funding will depend on a variety of factors, many of which are unpredictable and beyond the Company's control, including general conditions in the global economy and in the global financial markets, which have been, and may continue to be, impacted by interruptions, delays and/or cost increases resulting from economic weakness and inflationary pressure, political instability and geopolitical tensions.

The Company’s forecasts indicate that the business can now only continue to operate for a very short period of time without raising additional new funding. Also, if prior to this, the directors have exhausted all options and no longer have a reasonable expectation of obtaining sufficient new funding, a filing for bankruptcy or administration would occur.

As such, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern within one year from the issuance date of the Company’s unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

In connection with the Apollo Forward Purchase Agreement, we may receive only a portion of the Prepayment Amount, which could have a material adverse effect on our business, liquidity, financial condition and results of operations and impact our going concern.

Pursuant to the Forward Purchase Agreement with Apollo, described above and in Note 6 to the accompanying unaudited condensed consolidated financial statements, Wejo Limited and Apollo entered into an equity prepaid forward transaction in which Apollo agreed to acquire up to 7.5 million Company common shares and later sell such shares and generate proceeds for itself and the Company under the terms of the FPA. As of September 30, 2022, Apollo has sold an aggregate amount of 1,875,000 common shares under the FPA, generating proceeds of $5.0 million in the aggregate.

Based on sales under the FPA to date, the Company will not be able to recoup the full Prepayment Amount. In addition, the timing of any future termination of FPA Shares by Apollo, or sales thereof by Apollo at the Company’s direction, and the proceeds received by the Company as a result of such sales each may be limited by the trading volume and price of the Company’s common shares, respectively. Further, the Company can direct Apollo to sell FPA shares only outside of the Blackout Period and when it is not in possession of material non-public information. These limitations on the timing and amount of proceeds the Company may receive under the FPA could have a material adverse effect on our business, liquidity, and financial condition, as well as our ability to continue as a going concern.

There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
10.1	Form of Subscription Agreement, dated July 27, 2022, by and among the Company and the PIPE Investors	Current Report on Form 8-K/A	August 4, 2022
10.2	Form of Warrant Agreement, dated July 27, 2022, by and between the Company and Continental Stock Transfer & Trust Company as Warrant Agent	Current Report on Form 8-K/A	August 4, 2022
10.3
Amendment No. 1 to Confirmation, dated as of August 22, 2022, entered into by and between Apollo AN Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC, and Apollo SPAC Fund I, L.P., severally and not jointly, and Wejo Limited
		Current Report on Form 8-K/A	August 22, 2022
10.4†	Restricted Share Unit Award Agreement, effective as of July 15, 2022, by and between Wejo Group Limited and Richard Barlow pursuant to Wejo Group Limited 2021 Equity Incentive Plan
10.5†	Subscription Agreement Relating to B Ordinary Shares in the Capital of Wejo Limited, effective as of July 15, 2022, by and between Wejo Group Limited, Wejo Limited and Richard Barlow
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer required by Rule 13a14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Condensed Consolidated Balance Sheets – September 30, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss – Three and Nine Months Ended September 30, 2022 and 2021 (unaudited), (iii) Condensed Consolidated Statements of Shareholders’ (Deficit) Equity – Three and Nine Months Ended September 30, 2022 and 2021 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2022 and 2021 (unaudited) (filed herewith)

104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
† Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2022

By: /s/ John T. Maxwell
Name: John T. Maxwell
Title: Chief Financial Officer and Director