Form 10-K
period 2022-12-31
Wejo Group Ltd
filed 2023-04-03
CIK 1864448

______________________________________________________________________________________________________
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_____________________________________________

FORM 10-K
_____________________________________________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $73,102,723 based on the closing price of its common shares on the NASDAQ Stock Market LLC on that date.

As of March 28, 2023, there were 109,771,513 common shares, $0.001 par value per share, outstanding.
_____________________________________________________________________________________________

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes”, “estimates”, “anticipates”, “expects”, “seeks”, “projects”, “intends”, “plans”, “may”, “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and these forward-looking statements reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties.

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

Forward-looking statements are based on current assumptions, estimates, expectations, and projections of the management of Wejo Group Limited (the “Company” or “Wejo”) and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Annual Report, including but not limited to: (i) the projected financial information, anticipated growth rate and market opportunity of the Company; (ii) the ability to maintain the listing of the Company’s common shares and Company warrants on the NASDAQ Stock Market LLC (“NASDAQ”); (iii) the Company’s public securities’ potential liquidity and trading; (iv) the Company’s ability to continue as a going concern; (v) the Company’s ability to raise financing in the future and access to capital facilities; (vi) the Company’s ability to close its pending merger with TKB Critical Technologies 1; (vii) the Company’s success in retaining or recruiting, or changes required in, our officers, key employees or directors; (viii) the impact of the regulatory environment and complexities with compliance related to such environment, including compliance with restrictions imposed by federal law and data/privacy law in “internet of things” milieu; (ix) economic impacts, including inflation and a potential recession; (x) the Company’s ability to successfully implement cost reduction initiatives; (xi) the impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience; and (xii) factors relating to the business, operations and financial performance of the Company and its subsidiaries.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the Item 1A, Risk Factors and elsewhere in this Annual Report. You should carefully consider the risks and uncertainties described in this Annual Report as they identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled Item 1A, Risk Factors, together with the other information in this Annual Report on Form 10-K. The occurrence of one or more of the events or circumstances described in the section entitled Item 1A, Risk Factors, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

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
•We will require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all. Our ability to raise additional capital, and even to access our own cash, may become more difficult due to recent bank failures.
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
•We are highly dependent on the services of our Chief Executive Officer (“CEO”) and founder, Richard Barlow.
•If we are unable to hire, retain and motivate key executives and qualified employees, our business will suffer.
•Public health crises, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations.
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

•We are an “emerging growth company” (“EGC”) and the reduced disclosure requirements applicable to EGCs may make our common shares less attractive to investors.
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
•The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act (“SOX”) and NASDAQ, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
•We previously identified material weaknesses in our internal control over financial reporting in fiscal years 2021 and 2022, which the Company has concluded are now remediated. If additional material weaknesses are identified in the future, or we otherwise fail to maintain effective internal controls over financial reporting, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, our stock price could decline.
•Our management team has limited experience managing a public company.
•We, as well as our independent registered public accounting firm, have expressed substantial doubt about our ability to continue as a going concern.
•In connection with the Forward Purchase Agreement with Apollo, we will likely receive only a portion of the Prepayment Amount, which could have a material adverse effect on our business, liquidity, financial condition and results of operations and impact our going concern.
•We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful and could be forced into bankruptcy or liquidation.
•Our business may be adversely impacted by changes in currency exchange rates.
•During the pre-closing period, TKB Critical Technologies I (“TKB”) and Wejo are prohibited from entering into certain transactions that might otherwise be beneficial to TKB, Wejo or their respective shareholders.
•Uncertainties about the business combination agreement with TKB during the pre-closing period may cause a loss of key management personnel and other key employees.
•The consummation of the business combination with TKB (the “TKB Business Combination”) is contingent upon the satisfaction of a number of conditions, including certain conditions that are outside of TKB’s and Wejo’s control. As a result, one or more conditions to closing of the TKB Business Combination may not be satisfied and the TKB Business Combination may not be completed.
•Legal proceedings in connection with the TKB Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the TKB Business Combination.
•The TKB Business Combination, and uncertainty regarding the TKB Business Combination, may cause customers, suppliers or strategic partners to delay or defer decisions concerning Wejo and adversely affect each company’s ability to effectively manage their respective businesses.
•Whether or not the TKB Business Combination is completed, the announcement and pendency of the TKB Business Combination will divert significant management resources to complete the TKB Business Combination, which could have an adverse effect on TKB’s and Wejo’s respective businesses, financial results, and/or market prices.
•Our failure to regain compliance with NASDAQ Listing Rule 5450(a)(1) or otherwise meet the other continued listing requirements of NASDAQ could result in a delisting of our securities.
•Sale of a substantial amount of our common shares in the public market could adversely affect the market price of the Company.

PART I

Item 1. Business

Wejo Group Limited is a publicly traded holding and exempted company limited by shares incorporated under the laws of Bermuda. As used in this Annual Report on Form 10-K, the terms “Company,” “we,” “us,” or “our” refer to Wejo Group Limited and all of its subsidiaries. Wejo’s predecessor, Wejo Limited, is a private limited liability company incorporated under the laws of England and Wales on December 13, 2013, with its primary office located in Manchester, England. Wejo is an emerging leader in the market of supporting an intelligent transport and mobility network (“Smart Mobility”), helping various business sectors through the collection, standardization and analysis of connected vehicle data. Connected vehicles contain hundreds of data sensors, emitting information such as location, speed, direction and events such as braking, temperature and weather conditions. This data, as used by the Company, creates intelligence, in near real-time and historically, which is unavailable from any other source.

Products and Services

The Company provides software and technology solutions to various market verticals in combination with services that utilize ingested and standardized connected vehicle and other high volume, high value datasets through its proprietary cloud software and analytics platform, Wejo Neural Edge (which includes our Wejo ADEPT platform). The Company’s sector solutions, primarily delivered at this time in the North America and Europe, provide valuable insights to our customers in public and private organizations, including, but not limited to, OEMs, first tier (“Tier 1”) automotive suppliers, fleet management companies (“Fleets”), departments of transportation, retailers, mapping companies, universities, insurance companies, advertising firms, construction firms and research departments. In particular, these solutions can be used to unlock unique insights about mobility journeys, city planning, electric vehicle (“EV”) usage, driver safety, audience and media measurement and more. Over the next several years, the Company expects to further expand its platform to ingest data globally from numerous additional OEMs and other valuable data sources, enabling the expansion into additional market verticals and geographic regions, as well as provide broader and deeper business insights to its OEM, Tier 1 and Fleet preferred partners.

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

The Company has two primary business lines, Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions, which includes our Privacy Management Platform and other applications for both business lines. Wejo Marketplace Data Solutions utilizes ingested data from multiple sources that is transformed into standardized data sets, which generate rich insights to be utilized by our customers. Wejo Marketplace Data Solutions leverages data sets in products such as Real Time Traffic Intelligence, Historical Traffic Patterns, Journey Intelligence, and other products to share these valuable insights with our customers in a consumable and actionable format, as well as through data licenses of our proprietary data used by customers for ongoing and efficient access to quickly evolving data trends. Wejo Software & Cloud Solutions supports usage of these valuable data sets with solutions such as software platforms, software analytical tools, data management software, and data privacy solutions for our OEM partners, Tier 1 partners, Fleet partners, insurance companies and other customers in both business lines. Wejo Software & Cloud Solutions empowers customers to improve the management of their operations and creates a better customer experience through Software-as-a-Service (“SaaS”) licenses of software platforms, software analytical tools, data management software, privacy and data compliance software, and data visualization software.

The Company operates its business to take advantage of a sizeable market opportunity. Through the Company’s own bottom-up analysis, coupled with third party research, the Company estimates its Serviceable Addressable Market (“SAM”) to be worth approximately $61.0 billion by 2030. The Company determined the SAM as two components: Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. For Wejo Marketplace Data Solutions, the Company used the data and research from the connected vehicle analyst firm Ptolemus Consulting Group (“Ptolemus”). The Company has projected Total Addressable Market numbers (“TAMs”) for each of its current and potential Wejo Marketplace Data Solutions products, each as described below (namely Traffic Management Services (“Traffic Management”), Audience and Media Measurement, End-to-End Insurance Services (the “Insurance Services”), Fleet Management Services offering (“Fleet Management”), Remote Diagnostic, and Roadside Assistance Services (“Roadside Assistance”)), by region and timeframe. The Company then applied a discount factor by calculating 70% of each TAM to create the Wejo SAM. For Wejo Software & Cloud Solutions, the Company utilized the data obtained from the research to determine the total spend in this area of SaaS solutions for the automotive industry to be approximately $30.0 billion.

Wejo Marketplace Data Solutions

Wejo currently plans to offer six product lines through Wejo Marketplace Data Solutions. These product lines utilize either (1) anonymized or de-identified data insights and solutions, or (2) personally identifiable information (“PII”) depending on the product and specific customer application. As discussed in greater depth later, PII is used with appropriate consent under our stringent privacy standards. Two of our product lines, Traffic Management Services and Audience and Media Measurement use anonymized or de-identified data, and the remaining products lines use PII. To date, most of our revenue has been generated from the Traffic Management product line described below. In 2023, we will expand capabilities to provide interpreted insights and visualization tools in Audience and Media Measurement Services, End-to-End Insurance Services, and Fleet Management Services. In the future, we plan to use our proprietary dataset to further develop Remote Diagnostic Services, Roadside Assistance Services, Car Sharing and Rental Services, and integrated payment services (“Integrated Payments”): Pay-by-Car product lines. The Marketplace Data Solutions will be offered to a broad group of customers in various market segments, including retail, real estate, transportation departments, engineering firms, universities and others, and third-party application providers allowing them to ingest data and develop insights for their own internal applications and analytics.

The two Wejo Marketplace Data Solutions product lines which are focused on the use of anonymized or de-identified data insights are as follows:

1-Traffic Management Services

Our Traffic Management Services offering provides near real-time and historic intelligence about traffic patterns, roads and related infrastructure, individual vehicle journeys and environmental conditions. The insights provided by Traffic Management help our customers understand traffic flow, average speeds, accidents and other incidents, road safety and the many conditions that affect these items, and the journeys people take. By identifying crashes and dangerous intersections, Traffic Management can provide a multitude of solutions from offering automatic traffic rerouting in the event of an accident or major weather event to helping our customers strategically support safer infrastructure planning with greater speed and accuracy.

The insights provided by Traffic Management are used by a wide range of customers for various purposes, providing insight into live traffic management, enhancing mapping and navigation services, road design and construction, parking demand analysis, public sector planning, geographic information services, and retail location analysis. Wejo’s approach is to be disruptive to existing private and public sector marketplaces that predominantly use other less insightful data sources, by adding significantly richer insights. Traffic Management customers include Departments of Transportation, mapping and navigation organizations, logistics companies, geospatial platform providers and traffic management organizations. Wejo’s solutions support the smart mobility revolution, such as that related to the expanded use of EVs through its partnership with Palantir Technologies Inc.’s (“Palantir”) EV Infrastructure Operating System to help scale and build efficient, and sustainable EV networks, and ensure equitable and universal access to EV charging stations, helping to solve one of the current biggest challenges to expanding the use of EVs.

We first began recognizing revenue from the Traffic Management vertical in May 2019 and introduced additional insights and data analytic capabilities to the market in 2021 through our Wejo Studio visualization platform. We expect to release additional enhancements in live traffic, intelligence, and insights in 2023 to bolster our Traffic Management solutions and maintain our market-leading position. The future TAM for the Traffic Management Services product line is estimated to be $3.0 billion.

2-Audience and Media Measurement Services

Our Audience and Media Measurement Services offering (“Audience Measurement”) provides audience data analytics that enable targeted advertising, and we expect in the future it will facilitate in-vehicle advertising through the infotainment capabilities of the vehicle. In particular, Audience Measurement helps our customers better understand outdoor advertising metrics, automate advertising displays for the right audience at the right time, provide more targeted outdoor advertising, and develop audience analytics for use in targeted advertising. We believe this service will benefit customers who are looking to use vehicle data to enhance their ad relevancy, reach new audiences, and drive habit-changing behaviors. Wejo intends to be a market maker for this type of solution. Our target customers for Audience Measurement include vehicle dealerships, retailers, quick service restaurants, advertising platforms, agencies and outdoor advertising organizations.

We first recognized revenue from Audience Measurement via traffic data licensing to outdoor advertising companies in August 2019. In 2023, after significantly expanding the data available that can be used for Audience Measurement applications, we are deploying further enhancements to Audience Measurement that will provide dedicated advertising insights. Based upon the availability of infotainment listening data, we expect to implement further enhancements in the development of Audio Listening Behaviors from the connected car, accurately understanding audio market share in key defined market areas in a timely manner and attribution tools that we anticipate will be available for commercial release later in 2023. The future TAM for the Audience Measurement product line is estimated to be $2.0 billion.

As mentioned above, there are four Wejo Marketplace Data Solutions product lines that are focused on the use of PII applications and insights: End-to-End Insurance and Fleet Management, each of which are planned to launch in 2023, and Remote Diagnostic services and Roadside Assistance services, each of which are expected to be offered in the future. Further detail of these product lines are as follows:

1-End-to-End Insurance Services

Our End-to-End Insurance offerings, are still in development, and will focus on using connected vehicle data for usage-based insurance policies, including pay-as-you-drive and pay-how-you-drive. We also will develop applications in partnership with our customers to support risk assessment, risk management and claims management. Our Insurance Services use cases target more accurately estimating and paying damages, enabling claims savings and lowering insurance premiums.

As part of our Insurance Services, we intend to use vehicle and driving data to create driver risk profiles for users that opt-in, understand accurate vehicle usage, provide data for crash reconstruction, for claims analysis and to assist in fraud detection. We believe that these proposed services will allow insurers to provide value-added services to consumers, such as integrating vehicle data into their mobile apps and distributing policies directly through in-vehicle propositions. Our approach is focused on disrupting where existing data sources are used, and developing markets for new propositions that only connected vehicle data can enable. Target customers for our Insurance Services include insurers, underwriters, brokers and insurance management platforms.

In addition, we expect to soon offer Insurance Services that will allow insurance companies to monitor driving trends as an input to insurance risk and to validate the status of road networks to support claims analysis. In late 2021, the Company entered into an agreement with Sompo Holdings, Inc. (“Sompo Holdings”) that we believe lays the groundwork for creating a digital insurance product for the Japanese insurance market. In 2022, Wejo and Sompo Holdings expanded their relationship with our co-development agreement, and signed an agreement to provide Neural Edge ADEPT services to Sompo Holdings. In 2023, we expect to announce new relationships across End-to-End Insurance in the U.S. market. The future TAM for the Insurance Services product line is estimated to be $5.0 billion.

2-Fleet Management Services for Telematics and Leasing Shared Mobility Partners

We plan for our Fleet Management Services offering to provide live and historical vehicle tracking, driving safety, and vehicle status alerts. We believe Fleet Management will help optimize the running of a fleet, and help drive cost savings, improve safety, reduce vehicle environmental impact, and increase driver efficiency.

Fleet Management will use vehicle data to inform optimal routing to minimize fuel usage and carbon dioxide emissions, and alerts and notifications provided by our solution will help prevent vehicle downtime with early detection of potential issues. Our approach is focused on disrupting the existing fleet data marketplaces that typically rely on data from aftermarket devices by reducing the cost to access the fleet data and enriching the insights from the available dataset to deliver additional fleet services. We believe that our Fleet Management offering can provide the platform for data standardization, consent and privacy, as well as the underlying data management, allowing customers to focus on solutions and limit the requirement for big data management. Target customers for Fleet Management will include fleet management platforms, telematics services providers, leasing services providers, shared mobility providers, business services, delivery and logistics organizations and large enterprise fleets.

Fleet Management is currently in development with planned commercial release in 2023. The future TAM for the Fleet Management product line is estimated to be $850.0 million.

3-Remote Diagnostic Services

Connected vehicle data transforms “vehicle health” by transmitting diagnostic issue alerts, enabling the understanding of real-world component performance in specific mobility contexts, and generating personalized vehicle servicing and safety enhancements. These Remote Diagnostic Services (“Remote Diagnostics”) will include identifying and preventing component failures, determining consumable usage and tracking part quality, all remotely from the vehicle. In addition, we plan to leverage remote diagnostics data to assist in reducing depreciation of vehicles and providing a better ownership experience for the consumer over the lifetime of that vehicle.

We intend to use this information to reduce warranty costs, improve the efficiency and quality of vehicle parts, enhance repair and maintenance efficiency, inform dynamic servicing and help optimize vehicle residual value, all in an effort to provide valuable services to OEMs, dealerships, repair businesses and drivers. Wejo’s approach focuses on disrupting existing use cases that typically use costly and inefficient plug-in diagnostic devices to access vehicle health information. Target customers for our Remote Diagnostic services will include independent vehicle garages, repair centers, component and part manufacturers, and vehicle warranty providers. By leveraging our remote diagnostic data in conjunction with our insurance insights, we can increase the efficiency for repair centers in the event of a claim by sending diagnostic data ahead of time so they can begin to order parts and return the vehicle back to the customer as quickly as possible. This is also an advantage for our insurance partnerships as it will help in reducing the time it takes to settle claims.

Remote Diagnostic service offering is planned for commercial release sometime after 2023. The future TAM for the Remote Diagnostic product line is estimated to be $14.0 billion.

4-Roadside Assistance Services

We intend to provide Roadside Assistance services to transform existing roadside assistance services, such as breakdown support, vehicle recovery, emergency service response and driver assistance services. Our proposed Roadside Assistance services will include transmitting crash and breakdown alerts; helping our customers understand crash severity, occupancy, and vehicle status; and aiding in the automatic dispatch of recovery services based on identified issues and resolution requirements.

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

We do not currently offer Roadside Assistance products; our first products targeting roadside assistance providers are planned for commercial release sometime after 2023. The future TAM for the Roadside Assistance services product line is estimated to be $5.0 billion.

Other Prospective Product Lines

Car Sharing & Rental

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

We do not currently offer Car Sharing & Rental services; our first products supporting Car Sharing & Rental do not yet have a targeted commercial release date.

Integrated Payments: “Pay-By-Car”

We intend to create integrated payment services to use connected vehicle data to enable automated payments for services such as parking, toll road usage and fuel/EV charging. We envision that Integrated Payment services will also provide for in-vehicle purchasing of goods and services, including food and drink, retail and on-demand insurance.

Our Integrated Payment services will use vehicle data to determine the amount of a product or service that the driver must pay for, such as length of stay at a car park, distance travelled on a toll road or amount of fuel delivered. Through this service, vehicle data will also enable dynamic pricing based on such things as occupancy, time of use, driving style and emissions. We believe that Wejo will disrupt existing marketplaces by creating new driver and vehicle owner propositions that simplify the payment process through data and vehicle connectivity. Target customers for Integrated Payment include EV charging and parking operators, toll road operators, and fuel and convenience stores.

We do not currently offer Integrated Payments products; our first products supporting integrated payments do not have a targeted commercial release date.

The combined future TAM of the Car Sharing & Rental and Integrated Payment services is estimated to be $1.5 billion.

Wejo Software & Cloud Solutions

In addition to the Wejo Marketplace Data Solutions discussed above, Wejo is continuing to innovate its software portfolio to commercialize data-centric software capabilities, including software platforms, software analytical tools, data management software, privacy and data compliance software, business insights and services enablers, as well as data visualization software to OEMs, Tier 1s, and larger enterprise customers such as Fleet and insurance companies. We expect to generate revenue through strategic partnerships offering to OEMs, Tier 1s, and larger enterprise customers via professional services fees, data processing, data management solutions, software platforms and business intelligence delivery based on connected vehicle data. In December 2021, we signed our first OEM customer contract for data management services with a major U.S. automaker for the development of customers solutions. Additional work was performed throughout 2022, and the services are expected to be fully launched in 2023.

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

Our Industry

Wejo delivers an array of services and solutions serving the fast growing Smart Mobility market via our intelligent transport and mobility network platform, Wejo Neural Edge, developed for the automotive and mobility industries. Our technology and products support real-time data processing and the generation of insights from connected vehicles. Given our capabilities, we are well-positioned to serve two distinct markets with our offering. On one side sits automakers, Tier 1s, and Fleet providers whose ecosystem is expanding and becoming more connected, creating the explosion of autonomous, electric and connected vehicle data that fuels our software platform. On the other side resides connected vehicle data customers, which create new use cases for transportation and mobility information, as well as data analytic solutions that we are providing today and are developing for tomorrow. These new product verticals are addressed through our proprietary standardization, enrichment and visualization of connected vehicle data enabling us to uncover an immense wealth of information about mobility and enable solutions that serve both distinct markets.

Connected vehicle data is generated by a range of sensors that transmit information from connected vehicles, totaling billions of data points every day. This data can be temporal and geospatial, indicating when and where the information is generated. We ingest, standardize, store, and process this data, supporting our efforts to design and manage public, commercial, and personal solutions from traffic management and road intelligence to remote vehicle diagnostics, to name a few.

Our products, derived insights and software uniquely serve each distinct market. For the automakers and large enterprise customers, we ingest raw data, transform it and create valuable derived insights that these customers can use to manage their businesses. We also leverage insights from their connected vehicle data to fuel our data and analytics products. We also offer our tools to help automakers process their own data to create value for their internal use cases. For our new markets, we provide transportation information, analytics and services using connected vehicle data to support our product lines.

Our products leverage connected vehicle data to allow road transportation users and operators to benefit from safer and better travel experiences. We create strategies, along with the right products and services, that generate substantial value from this data. The benefits that we expect to create from our current and potential areas of service include increased road safety, reduced emissions, automated breakdown and recovery services, touchless payments, differentiation of the driving experience, optimization of internal vehicle processes, and more, all while creating new sources of revenue for us, our customers, and our OEM partners. Through this ecosystem, connected vehicle data brings tremendous benefit, while more than offsetting the complexity and cost to OEMs of connected vehicle data systems.

The total addressable market for Smart Mobility connected vehicle data is expected to grow in tandem with the automotive industry’s rollout of connected cars, trucks, motorcycles, vans, and buses, alongside the increased adoption of intelligent transportation systems. External and internal research projects that between 2020 and 2030 the total number of Smart Mobility connected vehicles will triple, from 196 million to 600 million, representing 44% of all vehicles globally at that time. By 2030, we estimate approximately 300 million vehicles will operate on the Wejo platform.

Geographic Footprint

As of December 31, 2022, Wejo had 29 OEM, Tier 1, and Fleet data access relationships, which span the North American, European and Asian regions, with plans to expand our footprint into Latin America and other regions in the coming years. Our Wejo Marketplace Data Solutions have been used primarily in North America and Europe. We are building the expertise and market vertical solutions that enable global roll-outs of all six of our Wejo Marketplace Data Solutions products and our Wejo Software & Cloud Solutions as we onboard new data access relationships around the world.

During the year ended December 31, 2022, the Company earned 74% of its revenue from the Wejo Marketplace Data Solutions and 26% of its revenue from the Wejo Software & Cloud Solutions. During the year ended December 31, 2021, the Company earned the majority of its revenue from the Wejo Marketplace Data Solutions and began earning revenue from Wejo Software & Cloud Solutions with its launch in the fourth quarter of 2021. For the years ended December 31, 2022 and 2021, the Company earned 95% and 90% of its revenue within the U.S., respectively. The region in which the revenue is generated is based on the address of the ultimate customer utilizing the solutions provided.

Competitive Strengths

Our leadership in the connected vehicle data market and the billions of data points that we ingest and standardize every day, live from vehicles in near real-time, enables us to provide products and services that make our roads safer, smarter, and more sustainable. While we are still early in the launch of many of our Wejo Marketplace Data Solutions products, we already have a proven track record of contributing to Traffic Management solutions, through the first product we have launched, Traffic Management. We have launched our visualization tools platform Wejo Studio and have gained our first major OEM customer for data management services. We expect to expand to numerous customers in Wejo Software & Cloud Solutions with expanded software and visualization tools, solutions and services.

One of Wejo’s fundamental competitive advantages for Smart Mobility is in its proprietary data sets sourced directly from vehicle-integrated sensors. This data, combined with insights that Wejo creates from numerous data sets, machine learning and artificial intelligence, provides more accurate near real-time and in-journey data as compared to current market technology that relies on inferred mobile data and after-market devices. For example, additional sensor data, from even a small subset of vehicles, allows our uniquely differentiated technology to provide near real-time insights into road and environmental conditions. As of December 31, 2022, Wejo had 20.8 million monetizable vehicles on the Wejo Neural Edge platform, a 29% increase over the prior year-end. Of these monetizable vehicles, 13.9 million were active on the Wejo Neural Edge platform within the last six months of which we ingested and standardized their related data, tracking over 78.8 million journeys and 17.6 billion data points a day, primarily in the United States. Based on existing OEM, automotive suppliers (Tier 1) and distributor (automotive dealer) relationships, we expect that near-real time live streaming vehicles on our platform will increase to 124 million connected vehicles by 2030.

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

Our advantages include the following key attributes:

•Accuracy and Coverage: Wejo works with six of the top ten US OEMs and is trusted with four times more data than its nearest competitor. Wejo ingests and processes data from over one hundred sensors from our connected vehicle fleet across multiple vehicle makes and models. Since the range and types of sensors vary with each OEM, Wejo has built a proprietary common data model to standardize data for the marketplace. As the preferred partner of a number of OEMs seeking to monetize connected vehicle data or to use their data to gain insights into their own business, we offer OEMs a suite of connectors to address the different technology choice of each OEM. These connectors include Apache Pulsar, Representational State Transfer JavaScript Object Notion or “REST JSON,” Avro, Message Queuing Telemetry Transport or “MQTT,” Advanced Message Queuing Protocol or “AMQP,” and Amazon Web Services (“AWS”) Kinesis.

•Privacy and Trust: Wejo is the trusted partner of global OEMs for the provision of data and regulatory and compliance solutions. These partnerships are built over time and based on trust with data protection as a fundamental component of our business model, allowing for greater development of these relationships in the future. All of Wejo’s data collection and handling processes aim to achieve compliance with all applicable laws, including, but not limited to, the General Data Protection Regulation 2016/679 (“GDPR”) in Europe and California’s Consumer Privacy Act (“CCPA”) in the U.S.

•Importance of Real-Time: Wejo is the only company that can process connected vehicle data in near real-time, while competitors are reliant on static data through mobile and batch data pulls. Wejo Neural Edge is capable of processing billions of data points every day and supports the processing that we need for growth in the market, and to enhance vehicle infrastructure communications. The use of RTTI will allow governmental authorities to react to developing traffic situations more quickly provide roadside assistance or emergency support services as needed and in the future may allow Autonomous Vehicles (“AVs”) to identify changes in road and traffic conditions for more efficient and safe journeys. Moreover, RTTI data could be communicated and exchanged with other AV’s to improve journey experience and safety for all road users.

•Opportunity for Growth: Wejo’s solutions are scalable, utilizing dynamic data for easy expansion into new product lines and markets versus competitive products built for niche markets with data that is unsuitable for expansion.

Competition

Wejo remains strongly positioned in the competitive landscape in which we operate. Our company was created with specific strategic parameters to govern our operations: to build strong OEM relationships, to advance transportation safety, and to improve the in- and-around the vehicle experience, all while building value. We have strong OEM, Tier 1 and Fleet provider relationships based on our 29 preferred partner relationships, which typically have terms of up to seven years. As of December 31, 2022, we process over 17.6 billion data points a day in live near real-time feeds directly from vehicles through our OEM relationships. These OEM data feeds do not come from brokers, the aftermarket, or mobile phone data resellers, which are frequently used as data sources by our competitors. This connected vehicle data comes directly from our OEM relationships and integrations with the connected vehicles.

Our current and future competitors vary in size and in the breadth and scope of the products and services they offer, and may be larger, have longer operating histories, or have greater available financial, technical, sales, marketing and other resources than we do, as well as larger installed customer bases. Our current principal competitors can or could include, but are not limited to, technology companies such as Hewlett Packard Enterprise and technology provider Ericsson, who offer vehicle connectivity and OEM solutions, while there are vertical specific players such as LexisNexis, Verisk and Octo that offer insights for specific product lines. In addition, data and technology conglomerates, such as Google, Apple, and Amazon, could provide intense competition given their data and technological capabilities and resources to fund rapid development.

The convergence of our vision, our technology, and our OEM relationships allows us to process and standardize unparalleled amounts of data to create our proprietary data set. We have relationships with OEMs in Asia, Europe and in North America with multiple different data standards that, as we onboard to our platform, will converge to one standard. We standardize up to 496,800 data points a second.

In addition to our technology and broad suite of planned products, OEMs continue to show willingness to evaluate many more incremental services that we offer. We see opportunities to use our platform to redistribute data internally to their businesses, to visualize their data for them, and to provide services that help them comply with legal and regulatory requirements. With these new experiences, we gain more insight into the data, and OEMs gain more insight into our capabilities. As the richness of our data analytics grows, so does the opportunity for us to develop and offer SaaS Solutions to the automotive industry.

While others may talk about privacy, we build privacy by design. Our global security certifications and process controls comply with GDPR. This privacy backbone gives OEMs confidence in the security of their data.

The competitive landscape continues to mature and as such, continues to shift dynamically in response to evolutions in the value chain. Historically, relationships in the automotive space have been defined by strong buyer-supplier dynamics, however the market dynamics have prompted a shift towards more symbiotic arrangements between buyers and suppliers. Similarly, competitive relationships are trending towards more co-development between formerly direct competitors to accelerate innovation of new capabilities, while capitalizing on the ecosystem effect of those relationships. Our strong partnerships with companies such as General Motors Holdings LLC (“General Motors” or “GM”), Sompo Holdings, Palantir, and Microsoft Corporation (“Microsoft”) positions us to integrate and extend further into the emerging ecosystem.

Business Strategy

Our business strategy is supported by many unique and sustainable differentiators. The following is as of December 31, 2022:

•OEM Relationships: Wejo has forged strong relationships with OEMs, Tier 1s, and Fleet partners globally, allowing access to broad and deep vehicle attributes from embedded telematics devices within the vehicle. These relationships create more value over time as vehicle volumes increase, and geographies spread.

•Product Innovation: Wejo focuses on market creation through product innovation, including data, insights and applications aligned to specific verticals, producing monetization opportunities.

•Volume and Quality of data: Wejo receives data from 13.9 million live vehicles in near real-time, processing roughly 496,800 data points per second and ingesting over 17.6 billion data points per day on average.

•Wejo Software & Cloud Solutions: Wejo offers a growing range of SaaS solutions for OEMs, Tier 1s and large enterprise customers such as and Fleet operators or insurance companies partners enabling them to unlock further value in connected vehicle data across the vehicle development, sales and ownership lifecycle.

•Standardization of Data: Wejo Neural Edge provides a processing platform that delivers near real-time standardization of OEM data in actionable formats and the ability to unlock uniquely valuable insights from over 774.0 billion miles and 94.6 billion journeys for different end-users.

•Machine-learning Insights: Wejo utilizes advanced machine learning capabilities to deliver rich data formats that customers can easily consume.

•Patent Process: Wejo has 57 pending and 3 granted patents, with processes in place for protecting and growing our intellectual property portfolio.

Acquisition of New Customers

The Company believes there is significant opportunity to continue to expand Wejo's customer base. Through the growth of the Company's sales and marketing departments, the Company intends to engage prospective customers, increase brand awareness, and continue to educate investors with Wejo's platform and products. As of December 31, 2022, the Company had approximately 108 customers across a variety of industries and sectors, including universities, municipalities, and OEMs, representing a 59% increase over the prior year.

Expansion of Existing Customer Base

Wejo is expanding its customer base in multiple ways. Wejo Marketplace Data Solutions will expand from one product line currently in operation to multiple product lines over the next several years, and the number of market verticals to which we will sell these solutions will expand significantly as we roll out new product lines to serve these markets. We are expanding our base of larger enterprise customers in both Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions.

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

The data used in the Company's products is received live, directly from vehicle sensors via the OEM and cloud interface and not gathered from third-party devices or mobile data. This exclusive, proprietary data set creates a significant strategic advantage; insights the Company provides through its products are uniquely differentiated because we receive a majority of our data every 1-5 seconds in-journey (we are not limited to post-journey data), which allows us to provide near real-time insights to the marketplace. We are able to deliver data from vehicle to customer in less than 60 seconds.

Sustaining Innovation

Our success is dependent on our ability to sustain innovation and technology leadership in order to maintain the Company's competitive advantage. With the Wejo Neural Edge platform, the Company currently ingests over 17.6 billion data points a day. Over the next two to three years, the Company expects to expand its platform to ingest data globally, to expand into additional marketplaces and continue to provide business insights to its OEM preferred partners.

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

Before we begin services in a new country, we review applicable laws and regulations and create a plan to update our systems and operating procedures, including for managing PII, if necessary, to comply with all local data and related consumer protection requirements. In addition, we also maintain operations in the UK. The EU Commission has released a decision declaring UK data protection obligations adequate. Wejo is well-positioned to continue to transfer data between the UK and the EU. Failure to comply with any of the laws and regulations discussed in this section can result in fines and penalties. For example, failing to comply with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. If at any time our platform or operations are found noncompliant with these requirements, our business, results of operations, and financial condition may be materially and adversely impacted. Meeting the obligations imposed by any of the above laws and regulations or any similar laws and regulations that may apply to our current and future business will impact our business.

Information Security

The Company has maintained over the past 5 years, and will continue to strive to uphold security governance certifications, including Cyber Essentials Plus, IASME Gold and ISO27001 (since 2020) certifications, the combination of which indicates our approach to using that best practice and support our commitment to serving our data subjects and customers by protecting all data in keeping with legislative and regulatory requirements.

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

Our Employees

As of December 31, 2022, Wejo had 275 employees, which included 251 permanent employees and 24 non-permanent employees, of which 38% are in Technology and 33% are in our commercial office, including our Sales & Marketing employees, with the rest making up our support functions. Geographically, as of December 31, 2022, 73% of our permanent employees were located in UK, 20% were located in the U.S., and the remaining 7% were located in Japan and elsewhere in Europe. In addition to the 251 permanent employees, Wejo had 24 contract-based, non-permanent employees; 17 such employees were in the UK; and 7 such employees were elsewhere in Europe.

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

Employee Engagement

Wejo places importance on the employee experience through communication, engagement, alignment and ensuring our employees feel valued. We strive to continually improve all elements of engagement through surveys, monthly all-staff briefings, social events, our internal intranet, goals and regular 1:2:1’s. While none of our employees are covered by a collective bargaining agreement, we do have employee representatives for the purpose of information sharing and consultation. This channel is used to communicate matters of interest affecting employees and social/charities. We review best practice in order to improve ways of working, including policy, legislative changes and/or employment terms.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, which are not exhaustive, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. If any of the events described in the following risk factors or the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

We will require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all. Our ability to raise additional capital, and even to access our own cash, may become more difficult due to recent bank failures.

We intend to continue to make investments to support our business and will require additional funds. In particular, we will require additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. Accordingly, we will need to engage in equity or debt financings to secure additional funds.

We spent significant effort in 2022 and early 2023 identifying and optimizing alternative capital pathways to fund operations for the long-term, culminating with the Company raising over $38.0 million of bridge capital during that period through the following measures: (i) a Common Stock Purchase Agreement (the “CFPI Stock Purchase Agreement”) with CF Principal Investments LLC (“CFPI”); (ii) a private placement of common shares and warrants (the “July 2022 PIPE”) with various investors, which included a significant investment coming from Sompo Light Vortex, Inc. (“Sompo Light Vortex”), a wholly-owned subsidiary of Sompo Holdings, as well as current investors and certain members of the Company’s Board of Directors; (iii) the forward purchase agreement (the “Forward Purchase Agreement” or the “FPA”) Wejo Limited entered into with Apollo AN Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC, and Apollo SPAC Fund I, L.P. (collectively “Apollo”); (iv) a $10 million secured convertible note (the “SCN”) with GM; (v) a $3.5 million second lien note (the “Second Lien Note”) with an investor (the “Second Lien Noteholder”); and (vi) a $2 million unsecured note (the “Unsecured Notes”) with the Company’s Chairman, Tim Lee (see Notes 3, 6, 14, 15 and 25 to the accompanying audited consolidated financial statements). In addition, on December 22, 2022, the Company entered into that certain Open Market Sales Agreement (the “ATM Agreement”), with Jefferies LLC (“Jefferies”) under which the Company may in the future direct Jefferies to sell up to $100,000,000 of the Company’s common shares from time to time on the open market under the terms and conditions of the ATM Agreement (see Note 3 to the accompanying audited consolidated financial statements).

On January 10, 2023, the Company announced it entered into a business combination agreement (the “TKB Business Combination Agreement”) with TKB (see Note 25 to the accompanying audited consolidated financial statements). The Company expects the TKB Business Combination to close in late second quarter of 2023, but such closing is dependent on various closing conditions and other factors. The goal of this business combination and a potential Private Investment in Public Equity (“PIPE”) financing transaction is to raise enough capital through to the Company’s cash flow breakeven point, which the Company anticipates will occur in mid-2024, assuming revenue and expense reduction targets are met. Because the TKB Business Combination is subject to various closing and other conditions, however, there can be no guarantee that the transaction will close. No legally binding agreements are yet in place for a PIPE financing transaction or for bridge financing to continue the Company’s operations through to the closing of those transaction and therefore there can be no assurances that either of such transactions will complete.

On the closing of the TKB Business Combination, our shareholders are expected to suffer significant dilution. Further, if we raise additional funds through sales of our common shares under the ATM Agreement and other future issuances of equity or convertible debt securities through a PIPE or one or more bridge financing transactions prior to the closing of the TKB Business Combination and the PIPE, or the debt under the SCN provided under the Securities Purchase Agreement with GM (“GM Securities

Purchase Agreement” or “GM SPA”) is converted to common shares, our shareholders could suffer additional significant dilution. In addition, any new equity securities we issue could have rights, preferences and privileges superior to those holders of our common shares. Our existing debt and equity financing agreements also contain restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

In March 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”), and New York regulators abruptly closed Signature Bank to stymie risk in the broader financial system. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to raise additional capital may become more difficult, which could have a material adverse effect on our business and financial condition. In addition, while to date we have had no difficulty accessing our cash in an account we hold at SVB, the FDIC taking control of SVB adds uncertainty to our ability to access our existing cash on deposit at SVB (despite our deposits currently being well below the FDIC insurance limits) and to coordinate payments to and from third parties, each of which could have a material adverse effect on our business and financial condition.

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

Public health crises, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations.

We are subject to risks related to public health crises, such as the COVID-19 pandemic, which had an adverse effect on our operating results in 2020 and 2021. Our business is based on our ability to provide products and services to customers throughout the United States and around the world, and the ability of those customers to use and pay for those products and services for their businesses and in their daily lives. As a result, our business, financial condition and results of operations could be materially adversely affected by a public health crisis that significantly impacts the way customers use and are able to pay for our products and services, the way our employees are able to provide services to our customers, and the ways that our partners and suppliers are able to provide products and services to us. For example, public and private sector policies and initiatives to reduce the transmission of COVID-19 and initiatives Wejo took in response to the health crisis to promote the health and safety of our employees and provide services to our customers, along with the related global slowdown in economic activity, resulted in decreased revenues and increased costs during 2020. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, such as risks associated with our supplier and vendor relationships, risks of an economic slowdown, regulatory risks, and the costs and availability of financing.

The extent to which COVID-19 or other widespread outbreaks of infectious disease impact our business going forward will depend on factors such as the duration and scope of infections; governmental, business, and individuals' actions in response to the health crisis; and the impact on economic activity including the possibility of financial market instability or recession. How a resurgence of COVID-19 or other potential global pandemics will affect us will depend on future developments that are highly uncertain and cannot be accurately predicted.

To the extent that a public health crisis, including any continuing impact from COVID-19 pandemic, adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section, including, but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

Unfavorable conditions in our industry, the automotive industry, the global economy, or reductions in spending on technology could adversely affect our business, results of operations and financial condition.

Our business is impacted by changes in our industry, the automotive industry, or the global economy on our customers and automotive data providers. Our results of operations depend in part on customer investment in technology to connect to and utilize our products and services. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting and by their willingness to increase the scale of their purchases of our products and services. To the extent that weak economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control result in a reduced volume of business by our customers and prospective customers, demand for, and use of, our products may decline. For example, the military conflict between Russia and Ukraine could result in regional instability and adversely impact commodity and other financial markets as well as economic conditions, especially in Europe. Additionally, this could magnify inflationary pressure resulting from the COVID-19 pandemic and extend any prolonged period of higher inflation.

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
•Large technology companies such as Google; and
•Automotive companies who may desire to independently market their connected vehicle data with partially or fully competing services.

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

Our quarterly and annual results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because some of our sales to date have been customers making limited purchases, sales in any given quarter can fluctuate based upon the timing and success of our sales efforts. Accordingly, the results of any one period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business, including, but not limited to, the factors discussed in this Item 1A. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts or investors. If we do not meet these expectations for any period, the value of our business and our securities could decline significantly.

Our audited consolidated financial statements include significant intangible assets, which could be impaired.

We carry significant intangible assets on our Consolidated Balance Sheets. We had $7.3 million and $9.5 million of intangible assets as of December 31, 2022 and 2021, respectively. Pursuant to current accounting rules, we are required to assess intangibles for impairment at least annually or more frequently if impairment indicators are present. Impairment indicators include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in share price or market capitalization and negative industry or economic trends. We assessed our intangible assets for impairment for the most recent reporting date as of December 31, 2022. We did not record impairment charges in 2022 or 2021. Other intangible assets, such as internally generated development costs, are amortized across their useful economic lives. However, if impairment indicators are present, we are required to test such intangible assets for impairment.

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

Protecting against the unauthorized use of our intellectual property, products and other proprietary rights is expensive and can be difficult, particularly with respect to international jurisdictions. Unauthorized parties may attempt to copy or reverse engineer our solutions or certain aspects of our solutions that are considered proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products. Any such litigation, regardless of merit, could be costly, divert the attention of management and may not ultimately be resolved in our favor. Even if a potential litigation yields a favorable outcome, we may not be able to obtain adequate remedies. Further, many of our current and potential competitors could dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

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

Our defense of intellectual property rights claims brought against us or our customers, suppliers and partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention, and force us to acquire intellectual property rights or licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial license fees or other damages or obtain an injunction forcing us to stop using technology found to be in violation of the third party’s rights or otherwise. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect our business, operating results, financial condition and prospects.

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

We depend upon our IT systems to conduct virtually all our business operations, ranging from our internal operations and technology and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating proprietary information or that of our data suppliers, data consumers, partners and employees or to cause interruptions to our products and platform. In general, cyberattacks and other malicious internet-based activity continue to increase in frequency and magnitude, and cloud-based companies have been targeted in the past and are likely to continue to be targeted in the future. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on Amazon Web Services or other cloud services), internal networks, our customers’ systems and the information that they store and process. In addition, due to the political uncertainty involving the Russia and Ukraine conflict, there is an increased likelihood that escalation of tensions could result in cyber-attacks that could either directly or indirectly impact our operations.

Although we devote significant financial and personnel resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of security breaches, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, introduction of a virus or similar breach or disruption of our business or our service providers, Microsoft Azure cloud, AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if our cybersecurity measures or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), or the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected. While we maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

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

Although we have disaster recovery and business continuity plans, and geographically diverse instances of our platform, any incident affecting our cloud service provider’s infrastructure, or other services or facilities that may be caused by fire, flood, severe weather events (the frequency and severity of which may be impacted by climate change), earthquake or other natural disasters, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our services to our customers. A prolonged cloud service provider disruption affecting our platform or a prolonged disruption affecting our network services for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the cloud service providers we use.

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

Our services in part rely on live data streams both in the data that we receive from our OEM data suppliers and in many of the data products that we provide to our customers. Our products that rely on live stream connected vehicle data depend upon the continued operation and performance of OEM systems at levels meeting our minimum requirements. If one or more of these OEM’s systems do not continue to operate or do not operate at sufficient performance levels, whether through technical limitations or decisions of the OEM to prioritize other aspects of its business, then our products may have reduced marketability and value, which will reduce our ability to obtain revenue and impair the performance of the business. Similarly, if we do not maintain or operate our systems at sufficient performance levels, our products may have reduced marketability and value, which will reduce our ability to obtain revenue and impair the performance of the business. Either of these situations could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs reprogramming, patching, and/or re-architecting our solutions for deployment if we need to recover from reduced or failed performance of our live stream systems, which would adversely affect our business, operating results, and financial condition.

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

Moreover, although we have implemented policies to regulate the use and incorporation of open-source software into our products and platform, we cannot be certain that we have not incorporated open-source software in our products or platform in a manner that is inconsistent with such policies. If we fail to comply with open-source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open-source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open-source software and that we license such modifications or derivative works under the terms of applicable open-source licenses. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open-source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties to continue offering our products and platform and to re-engineer our products or platform or discontinue offering our products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional technology and development resources to re-engineer our products or platform, which could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations. In addition, we may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and the corporate governance standards of the SOX and NASDAQ. We have a limited history operating as a public company, and these requirements may place a strain on our management, systems and resources. In addition, we have incurred, and expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of shareholders. SOX requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. NASDAQ requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting and comply with the Exchange Act and NASDAQ requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the market price of our common shares.

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

We are an “emerging growth company” (“EGC”), and the reduced disclosure requirements applicable to EGCs may make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an EGC, we are permitted by SEC rules to (and plan to) rely on exemptions and relief from certain reporting requirements that are applicable to other SEC-registered public companies that are not EGCs. These exemptions and relief include (i) not being required to comply with the auditor attestation requirements of Section 404 of SOX, (ii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iii) reduced disclosure obligations regarding executive compensation, and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, the information we provide shareholders will be different than the information that is available with respect to other public companies that are not EGCs. In this Annual Report on Form 10-K, we have not included, and do not plan to incorporate by reference, all of the executive compensation-related information that would be required if we were not an EGC.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not EGCs. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We may remain an EGC until the fiscal year-end following the fifth anniversary of the completion of the business combination among Virtuoso Acquisition Corp. (“Virtuoso”) and Wejo Limited (the “Virtuoso Business Combination”) (see Note 3 to the accompanying audited consolidated financial statements), though we may cease to be an EGC earlier under certain circumstances, including (1) if our gross revenue exceeds $1.07 billion in any fiscal year, (2) if we become a large accelerated filer, with at least

$700.0 million of equity securities held by non-affiliates, or (3) if we issue more than $1.0 billion in non-convertible notes in any three-year period.

We cannot predict whether investors will find our common shares less attractive if we rely on these exemptions and relief. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may decline and/or be more volatile.

We previously identified material weaknesses in our internal control over financial reporting in fiscal years 2021 and 2022, which the Company has concluded are now remediated. If additional material weaknesses are identified in the future, or we otherwise fail to maintain effective internal controls over financial reporting, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, our stock price could decline.

As a public company, we are required to maintain internal control over financial reporting and will be required to evaluate and determine the effectiveness of our internal control over financial reporting. Prior to the consummation of the Virtuoso Business Combination, we had been a private company with limited accounting personnel and other relevant resources with which to address our internal controls and procedures. In the course of the audit of our consolidated financial statements as of December 31, 2021, our management and our independent registered public accounting firm identified deficiencies that we concluded represented material weaknesses in our internal control over financial reporting primarily attributable to our lack of an effective internal control structure and sufficient financial reporting and accounting personnel with requisite knowledge and experience in the application of accounting principles generally accepted in the United States (“U.S. GAAP”), particularly in relation to the review of complex transactions and lack of appropriate internal controls over oversight, review and testing of the work performed by the Company’s third-party specialists. As a result of these material weaknesses, management identified errors in the recording of complex financial instruments, which led to us restating our previously issued 2020 audited consolidated financial statements and the previously issued unaudited condensed consolidated financial statements for the interim periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, subsequent to filing of the Form 10-Q for the quarterly period ended September 30, 2021, our management identified an error in our unaudited condensed consolidated financial statements due to a misallocation of certain personnel and related expenses between cost categories. This error resulted in a restatement of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, which was restated in a Form 10-Q/A filed on December 17, 2021 and a Comprehensive Annual Report on Form 10-K/A filed on April 11, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in our internal control over financial reporting as of December 31, 2021. Specifically, these material weaknesses related to the insufficient design and implementation of processes and controls over financial reporting, and to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP, which resulted in inadequate oversight, review, and testing of the work performed by the Company’s third-party specialists. We have concluded that these material weaknesses arose because we did not have the necessary processes, systems, personnel and related internal controls in place. At the time of this Annual Report on Form 10-K, these material weaknesses have been remediated. The Company has concluded that no material weaknesses are present as a result of improvements in systems, processes, and accounting and financial reporting personnel hired during 2022.

While management has remediated the material weaknesses, there is no assurance that these remediation efforts will prevent or detect future material weaknesses. Should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in the Company’s interim or annual consolidated financial statements and we may be required to restate our consolidated financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Additional material weaknesses could be identified when the Company’s independent registered public accounting firm is required to assess the Company’s internal controls over financial reporting. If we are not able to maintain effective internal control over financial reporting, our consolidated financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business. If additional material weaknesses are identified in the future, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, our stock price could decline.

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

Risks Related to Going Concern, Indebtedness and Foreign Currency

We, as well as our independent registered public accounting firm, have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2022 and 2021 with respect to substantial doubt over our ability to continue as a going concern. As the Company makes investments to increase the markets and customers it serves, we expect our operating losses to increase until the Company reaches the necessary scale to generate cash profits from operations. The Company has incurred operating losses and negative cash flows from operations since inception and expects to continue incurring losses for the foreseeable future. In addition, as of December 31, 2022, the Company’s current liabilities exceeded its current assets by $38.0 million. As such, the Company will be required to raise additional capital to fund its operations and continue to implement certain expense reduction measures. There can be no assurance that the Company will be able to (i) obtain additional financing on terms acceptable to the Company, on a timely basis or at all, (ii) successfully implement necessary expense reduction measures, or (iii) grow its revenues.

As described in detail in Note 1 to the accompanying audited consolidated financial statements and in Item 7, Management Discussion and Analysis of this Annual Report, we spent significant effort in 2022 and early 2023 identifying and optimizing alternative capital pathways to fund operations for the long-term, culminating with the Company raising over $38.0 million of bridge capital during that period. Over that time, the Company has also implemented and continues to implement various expense reduction measures. In addition, the Company entered into the TKB Business Combination Agreement and is pursuing a potential PIPE financing transaction because it anticipates those transactions would provide the Company with the capital required through to cash flow breakeven, which is expected to occur by mid-2024, assuming revenue and expense reduction targets are met. As part of this long-term capital strategy, the Company has been contacting strategic and other investors to fund a PIPE financing transaction in connection with the TKB Business Combination or otherwise from which it hopes to raise in the range of $50 to $75 million. Between the closing of the TKB Business Combination and a PIPE, the Company hopes to raise at least $100 million net of transaction costs on the closing of those transactions, if they occur. The Company is also in the process of negotiating additional debt or equity financing transactions to ensure that the Company has sufficient cash to continue its operations through to the consummation of these transactions.

Because the TKB Business Combination is subject to various closing and other conditions, there can be no guarantee that the transaction will close. No legally binding agreements are yet in place for a PIPE financing transaction or for bridge financing to continue the Company’s operations through to the closing of those transaction, and therefore there can be no assurances that any of such transactions will close.

The Company’s forecasts indicate that, despite the Company’s entry into the prior debt and equity financing transactions discussed above, the business can now only continue to operate until early April 2023 without raising such additional new financing such as would be provided by those transaction in process as discussed above. Certain of such financing plans are outside the Company’s control and may not materialize. During this period, the Company’s Board continues to be mindful of its fiduciary duties in the zone of insolvency and has sought the advice of insolvency experts in the key jurisdictions in which it operates to ensure it remains compliant with those obligations and any applicable regulations. If the Company has exhausted all options and no longer has a reasonable expectation of obtaining sufficient new funding, a filing for bankruptcy or administration would occur.

Based on the foregoing, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern within one year from the issuance date of the Company’s audited consolidated financial statements. The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The audited consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

In connection with the Forward Purchase Agreement with Apollo, we will likely receive only a portion of the Prepayment Amount, which could have a material adverse effect on our business, liquidity, financial condition and results of operations and impact our going concern.

Pursuant to the Forward Purchase Agreement with Apollo, described in Note 6 to the accompanying audited consolidated financial statements, Wejo Limited and Apollo entered into an equity prepaid forward transaction in which Apollo agreed to acquire up to 7.5 million Company common shares and later sell such shares and generate proceeds for itself and the Company under the terms of the FPA. Upon the closing of the Virtuoso Business Combination, Wejo Limited paid to Apollo the product of the number of shares subject to the Forward Purchase Agreement (the “Number of Shares”) and the Redemption Price (the “Prepayment Amount”). Subject to certain termination provisions, the FPA provides that on the 2-year anniversary of the closing of the Virtuoso Business Combination (the “FPA Maturity Date”) of the FPA, each Apollo seller will sell the remaining number of shares purchased by such seller (up to a maximum of 7,500,000 shares across all sellers) of Virtuoso Class A common stock, which, under the FPA, ultimately became the Company’s common shares after the share-for-share exchange provided under the Virtuoso Business Combination (the “FPA Shares”).

On August 22, 2022, Wejo Limited entered into the FPA Amendment with Apollo to allow the Company on or after the effective date of the FPA Amendment to direct each Apollo seller to sell the 5.6 million remaining FPA Shares remaining at that time, provided that such direction is made outside of a blackout period under the Company’s insider trading policy (the “Blackout Period”). The FPA Amendment also allows the Company to stop and subsequently resume, selling the remaining percentage of shares that have not yet become terminated (the “Excess Shares”), provided as well that such direction is made outside of a Blackout Period. For the year ended December 31, 2022, pursuant to the FPA, 1,662,785 common shares were sold at a weighted average price of $1.51, which generated aggregate proceeds of $2.5 million. For the year ended December 31, 2021, Apollo terminated 251,632 FPA Shares and paid $2.5 million back to the Company. As of December 31, 2022 and 2021, there were 5,585,583 and 7,248,368 total outstanding shares available, respectively.

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful and could be forced into bankruptcy or liquidation.

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems. The agreements governing our secured credit facilities restrict, and any agreements governing our future indebtedness may restrict, our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due.

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

As we operate across multiple jurisdictions and currencies, changes in currency exchange rates could lead to adverse impacts on our financial assets and liabilities, and in particular on our external debt and intercompany transactions. A deterioration in reported earnings as a result of currency exchange rate fluctuations could lead to a covenant breach and result in an event of default in our agreements relating to our outstanding indebtedness which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.

Risks Related to the TKB Business Combination

During the pre-closing period, we are prohibited from entering into certain transactions that might otherwise be beneficial to us or our shareholders.

Until the earlier of the consummation of the closing of the TKB Business Combination with TKB or termination of the TKB Business Combination Agreement, we are subject to certain limitations on the operations of our business. The limitations on our conduct of our business during this period could have the effect of delaying or preventing certain capital financing and other strategic transactions and may, in some cases, make it impossible to pursue business opportunities that are available only for a limited time.

Uncertainties about the TKB Business Combination during the pre-closing period may cause a loss of key management personnel and other key employees.

The Company is dependent on the experience and industry knowledge of its key management personnel and other key employees to operate its business and execute its business plans. Wejo Holdings Ltd.’s, the new public company to be created at the closing of the TKB Business Combination (“Holdco”) success following the TKB Business Combination will depend in part upon its ability to retain Wejo’s existing key management personnel and other key employees and attract new management personnel and other key employees. During the pre-closing period, current and prospective employees of Wejo may experience uncertainty about their roles with Holdco after the TKB Business Combination, which may adversely affect the ability of Holdco to retain or attract management personnel and other key employees.

The consummation of the TKB Business Combination is contingent upon the satisfaction of a number of conditions, including certain conditions that are outside of our control. As a result, one or more conditions to closing of the TKB Business Combination may not be satisfied and the TKB Business Combination may not be completed.

The consummation of the TKB Business Combination is subject to risks and uncertainties, including, but not limited to, the risks that the conditions to the TKB Business Combination are not satisfied, or if possible, waived, including, among others, (i) approval of the transaction by TKB’s shareholders and Wejo’s shareholders, (ii) approval of an extension of the time to consummate the transaction by TKB’s shareholders (which was approved on January 27, 2023 through to June 29, 2023 (the “TKB Consummation Deadline”)), (iii) absence of any adverse law or order promulgated, entered, enforced, enacted or issued by any governmental entity, that prohibits the consummation of the TKB Business Combination or the other transactions contemplated by the TKB Business Combination Agreement, (iv) the newly issued Holdco common shares and warrants of Wejo and TKB assumed by Holdco under the TKB Business Combination Agreement being approved for listing on NASDAQ, subject to official notice of issuance, (v) the Registration Statement on Form S-4 necessary to consummate the TKB Business Combination having become effective, (vi) absence of any pending action by any governmental entity that challenges or seeks to enjoin the TKB Business Combination or the other transactions contemplated by the TKB Business Combination Agreement, (vii) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of the parties contained in the TKB Business Combination Agreement and the compliance by each party with the covenants contained therein, (viii) TKB’s sponsor (“TKB Sponsor”) having delivered to Wejo a counterpart of a registration rights agreement (the “Registration Rights Agreement”) duly executed by the TKB Sponsor, the TKB Sponsor’s members and its or their transferees and the two individuals designated in writing by the Sponsor Director Nominees, (ix) Holdco having delivered to the TKB Sponsor a counterpart of the Registration Rights Agreement duly executed by Holdco; (x) no material adverse effect on Wejo or TKB, (xi) there being, at the closing of the TKB Business Combination Agreement, available cash on hand at Wejo or available cash to be borrowed pursuant to binding contractual commitments from third parties, in such amounts that, together with (A) the net proceeds of amounts in the TKB trust account (net of redemptions and transaction expenses), (B) any irrevocable and binding financing commitments entered into pursuant to the TKB Business Combination Agreement, and (C) any non-binding financing commitments or other sources of income that in the reasonable determination of Wejo or TKB, as applicable, are reasonably expected to be available following the closing, it will be sufficient to fund ordinary course working capital and other general corporate purposes of Wejo in accordance with its mid-term business plan, (xii) Wejo having complied in all material respects with its obligations under the TKB Business Combination Agreement with respect to the issues specifically identified therein, and (xiii) the closing of the transaction having occurred by August 31, 2023. In addition, the parties must close the TKB Business Combination by the TKB Consummation Deadline or, if they don’t, TKB must receive approval from its shareholders of an additional extension of such deadline. Certain of these conditions are beyond the control of the Company. The Company cannot predict whether and when these other conditions will be satisfied. The Company cannot provide any assurance that the TKB Business Combination will be completed or that there will not be a delay in the completion of the TKB Business Combination. If the TKB Business Combination is not completed as a result of failure by the parties to satisfy any conditions precedent, the Company’s business may each be materially and adversely affected.

Legal proceedings in connection with the TKB Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the TKB Business Combination.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into business combination or similar agreements and/or their officers and directors alleging, among other things, that a proxy statement/prospectus filed in connection with such business combination contains false and misleading statements and/or omits material information concerning the business combination. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on TKB’s and Wejo’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the TKB Business Combination, then that injunction may delay or prevent the TKB Business Combination from being completed or from being completed within the expected timeframe, which may adversely affect the Company’s business, financial condition and results of operation.

Although no such lawsuits have yet been filed in connection with the TKB Business Combination, it is possible that such actions may arise and, if such actions do arise, they generally seek, among other things, injunctive relief and an award of attorneys’ fees and expenses. Defending such lawsuits could require the Company to incur significant costs and draw the attention of the Company’s management team away from the TKB Business Combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the TKB Business Combination is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the TKB Business Combination from becoming effective within the agreed-upon timeframe.

The TKB Business Combination, and uncertainty regarding the TKB Business Combination, may cause customers, suppliers or strategic partners to delay or defer decisions concerning the Company and adversely affect its ability to effectively manage its business.

The TKB Business Combination will happen only if the stated conditions are met, including the relevant shareholder approvals, among other conditions. Many of the conditions are outside the Company’s control, and both parties also have certain rights to terminate the TKB Business Combination Agreement. Accordingly, there may be uncertainty regarding the completion of the TKB Business Combination. This uncertainty may cause customers, suppliers, vendors, strategic partners or others that deal with the Company to delay or defer entering into contracts with the Company or making other decisions concerning the Company or could cause such customers, suppliers, vendors, strategic partners or others to seek to change or cancel existing business relationships with the Company, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on our business, regardless of whether the TKB Business Combination is ultimately completed.

Whether or not the TKB Business Combination is completed, the announcement and pendency of the TKB Business Combination will divert significant management resources to complete the TKB Business Combination, which could have an adverse effect on our business, financial results, and/or market price.

Whether or not the TKB Business Combination is completed, the announcement and pendency of the TKB Business Combination could cause disruptions in our business by directing the attention of management toward the completion of the TKB Business Combination. We have diverted significant management resources in an effort to complete the TKB Business Combination and we are subject to restrictions contained in the TKB Business Combination agreement on the conduct of our business in the period prior to the completion of the TKB Business Combination. If the TKB Business Combination is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

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

If the Company were a passive foreign investment company for U.S. federal income tax purposes for any taxable year, U.S. holders of our common shares could be subject to adverse U.S. federal income tax consequences.

If the Company is or becomes a “passive foreign investment company” (“PFIC”), within the meaning of Section 1297 of the Code for any taxable year during which a U.S. holder (as defined in “Material United States Federal Income Tax Consequences to U.S. Holders”) holds our common shares, certain adverse U.S. federal income tax consequences may apply to such U.S. holder. The Company does not expect to be a PFIC for U.S. federal income tax purposes for the current taxable year or in the foreseeable future. However, PFIC status depends on the composition of a company’s income and assets and the fair market value of its assets from time to time, as well as on the application of complex statutory and regulatory rules that are subject to potentially varying or changing interpretations. Accordingly, there can be no assurance that the Company will not be treated as a PFIC for any taxable year.

If the Company were treated as a PFIC, a U.S. holder of our common shares may be subject to adverse U.S. federal income tax consequences, such as taxation at the highest marginal ordinary income tax rates on capital gains and on certain actual or deemed distributions, interest charges on certain taxes treated as deferred, and additional reporting requirements. U.S. holders of our common shares should consult with their tax advisor regarding the potential application of these rules.

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

Our failure to regain compliance with NASDAQ Listing Rule 5450(a)(1) or otherwise meet the other continued listing requirements of NASDAQ could result in a delisting of our securities.

On January 18, 2023, the Company received a notice from the Listing Qualifications Staff (the “Staff”) of the NASDAQ notifying the Company that, based upon the closing bid price of the Company’s common shares, for the prior 30 consecutive business days, the Company no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in NASDAQ Listing Rule 5450(a)(1). In accordance with NASDAQ Listing Rules 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until July 17, 2023, in which to regain compliance with the minimum bid price requirement. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common shares must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If the Company does not regain compliance within this 180-day period, the Company may be eligible for an additional 180 calendar day compliance period provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the minimum bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period such as by effecting a reverse stock split, if necessary. If the Company fails to regain compliance prior to the expiration of the compliance period, including any extension thereof, the Staff will provide written notice to the Company that its securities are subject to delisting. The Company intends to actively monitor the closing bid price for its common shares and will consider available options to resolve the deficiency and regain compliance with NASDAQ Listing Rule 5450(a)(1).

If we fail to regain compliance with NASDAQ Listing Rule 5450(a)(1) or we fail to satisfy any other continued listing requirements of NASDAQ, such as the corporate governance requirements, NASDAQ may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NASDAQ minimum share price requirement or prevent future non-compliance with NASDAQ’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, NASDAQ for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NASDAQ or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

Wejo is organized as an exempted company pursuant to the laws of Bermuda. In addition, a number of our directors and executive officers are not residents of the United States, and a substantial portion of our assets and their assets are or may be located in jurisdictions outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon those persons or us or to recover against them or us on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

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

Wejo may become subject to taxation in Bermuda after March 31, 2035, which could have a significant and negative effect on our business and results of operations.

Currently there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or by our shareholders in respect of our common shares. Wejo has obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax will not, until March 31, 2035, be applicable to us or to any of our operations or to our shares, debt or other obligations. Given the limited duration of any assurance by the Minister of Finance, Wejo can’t be certain that we will not be subject to any Bermuda taxes after March 31, 2035. Our business and results of operations could be significantly and negatively affected if we were to become subject to taxation in Bermuda.

The impact of the OECD’s efforts to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda or other jurisdictions.

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

However, we are not able to predict whether any changes will be made to this classification or whether any such changes will subject us to additional taxes.

In addition, the OECD has continued its efforts regarding its Base Erosion and Profit Shifting reports and related attempts to coordinate multilateral action on international tax rules. These efforts included the December 2021 release of model rules which include a 15% global minimum tax regime. If these model rules are partially or fully implemented globally, we expect an increase to its annual global income tax expense and potentially an increase in our annual global income tax payments.

Related to these efforts, Bermuda implemented the Economic Substance Act 2018 which requires affected Bermuda registered companies to maintain a substantial economic presence in Bermuda. This legislation and/or other OECD efforts could require us to incur substantial additional costs to maintain compliance, result in the imposition of significant penalties, create additional tax liabilities globally, and possibly require us to re-domicile itself or any Bermuda subsidiary to a jurisdiction with higher tax rates.

Our business and results of operations could be significantly and negatively affected if we were to become subject to taxation in Bermuda or to other unanticipated tax liabilities. If OECD’s proposed global minimal tax rate of 15% is implemented and an accounting profit is attained in Bermuda, there could be a significant negative impact to Wejo’s overall business operations and global tax obligations.

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

The grant and future exercise of registration rights may adversely affect the market price of our common shares.

Pursuant to the registration rights agreements the Company has entered into in connection with the Virtuoso and TKB Business Combinations and other issuances of equity and equity-linked debt securities, the holders of the Company’s securities party to such registration rights agreements can each demand that the Company register their registrable securities under certain circumstances and certain of such holders also have piggy-back registration rights for these securities in connection with certain registrations of securities that the Company undertakes. The registration of these securities will permit the public sale of such securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common shares.

Sale of a substantial number of our common shares in the public market could adversely affect the market price of the Company.

The market price of the Company’s common shares could decline as a result of substantial sales of our common shares, a large number of our common shares becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. The Company entered into various financing transactions during 2022, which have and will continue to result in the sale of a substantial number of our common shares and warrants, including the CFPI Stock Purchase Agreement, the July 2022 PIPE, the GM Securities Purchase Agreement, and the ATM Agreement. On the closing of the TKB Business Combination Agreement, Holdco is expected to issue a substantial number of common shares in exchange for the TKB common shares and the Wejo common shares. In addition, a conversion of the SCN could result in the issuance of a significant number of common shares. The sale or other issuance of a significant number of our common shares in the public market, or the perception that such sales could occur, could reduce the market price of our common shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices, which serve as an administrative facility for our operations, are located at ABC Building 21-23 Quay St., Manchester, United Kingdom, M3 4AE pursuant to a lease agreement which originally expired in 2026. As part of management’s measurable actions taken to significantly reduce expenses, on December 29, 2022, the Company exercised its option to terminate its Manchester office lease on June 29, 2023. In addition, we also lease office space in Michigan and Chester, UK, which are monthly commitments. We believe that our properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

Item 3. Legal Proceedings

For information regarding legal proceedings, refer to Note 22 to the accompanying audited consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common shares are currently traded on NASDAQ under the symbol “WEJO.” On March 28, 2023, there were 224 holders of record of the Company’s common shares. This figure does not include the significantly greater number of beneficial holders of our common shares.

Dividend Policy

We neither declared nor paid any cash dividend on our common shares during the past two fiscal years, and we do not currently anticipate paying cash dividends on our common shares. However, we evaluate our dividend policy on a regular basis and may pay dividends in the future, subject to compliance with any applicable debt covenants. The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will also depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our audited Consolidated Balance Sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Comparative Stock Performance

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 201(e) of Regulation S-K, we are not required to provide the information required by this Item.

Recent Sales of Unregistered Securities

Virtuoso Business Combination Consideration and PIPE Financing

On November 18, 2021, the Company consummated a PIPE investment for an aggregate consideration of $128.5 million in a private placement (the “November 2021 PIPE”) pursuant to certain common shares subscription agreements entered into by Virtuoso and the Company with certain qualified institutional buyers and accredited investors, dated May 28, 2021 and June 25, 2021. The offering of the Company’s common shares issued in the November 2021 PIPE was not registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. As part of the Virtuoso Business Combination, the Company raised net proceeds of $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. In addition Wejo incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses. The $176.9 million in net proceeds were offset by a payment of $75.0 million by the Company to Apollo as stipulated in the Forward Purchase Agreement. In addition, in connection with the Virtuoso Business Combination, the Company consummated additional issuance of unregistered securities, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, including (a) 5,750,000 common shares issued to Virtuoso Sponsor LLC pursuant to the

Agreement and Plan of Merger dated as of May 28, 2021 by and among Virtuoso, the Company, Yellowstone Merger Sub, Inc., Wejo Bermuda Limited and Wejo Limited, (b) exchangeable preferred shares of Wejo Bermuda Limited that are exchangeable for 6,600,000 common shares or cash, at Wejo Bermuda Limited’s option, and (c) grants of equity awards in accordance with the Equity Incentive Plan, including 4,227,759 restricted share units (“RSUs”) to certain directors.

Committed Equity Facility

On February 14, 2022, the Company issued 715,991 shares of its common shares to CFPI as a commitment fee upon execution of the stock purchase agreement among the parties providing for the Committed Equity Facility (the “CEF”). Pursuant to the terms of the CFPI Stock Purchase Agreement, on December 14, 2022, the Company delivered notice to CFPI of its election to terminate the CFPI Stock Purchase Agreement in accordance with its terms effective on December 19, 2022. This transaction is described in further detail in Note 3 to the accompanying audited consolidated financial statements.

Private Placement

On July 27, 2022, the Company entered into subscription agreements with various investors pursuant to which the Company agreed to issue and sell Company’s Units (as defined below) in a private placement, each consisting of (i) one of the Company’s common shares, and (ii) one third of one warrant (the “July 2022 Warrants,” and together with the common shares, the “PIPE Units”) to purchase one common share. This transaction is described in further detail in Note 3 to the accompanying audited consolidated financial statements.

Open Market Sales Agreement (“ATM Agreement”)

On December 22, 2022, the Company entered into the ATM Agreement with Jeffries. Pursuant to the ATM Agreement, the Company has the right to sell to Jeffries up to $100,000,000 of the Company’s common shares from time to time during the term of the ATM Agreement. This transaction is described in further detail in Note 3 to the accompanying audited consolidated financial statements.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“For purposes of this section, “we,” “our,” “us,” “Wejo,” and the “Company” refer to Wejo Group Limited and all of its subsidiaries post the consummation of the Virtuoso Business Combination, unless the context otherwise requires. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In conjunction with this Annual Report on Form 10-K, the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K/A should also be read. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Virtuoso Business Combination

Wejo Group Limited was incorporated under the laws of Bermuda on May 21, 2021 for the purpose of effectuating the Virtuoso Business Combination contemplated by that certain Agreement and Plan of Merger (the “Agreement and Plan of Merger”), dated as of May 28, 2021, by and among Virtuoso, Yellowstone Merger Sub, Inc. (the “Merger Sub”), Wejo Bermuda Limited (“Wejo Bermuda”) and Wejo Limited (“Legacy Wejo”), described herein and becoming the parent company of the combined business following the consummation of the Virtuoso Business Combination with Virtuoso, a blank check company incorporated on August 25, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Until the consummation of the Virtuoso Business Combination, Virtuoso did not engage in any operations nor generate any revenue; however, it did generate interest on the funds held in the trust account and incurred costs around its formation and other operating costs.

Prior to the Virtuoso Business Combination, on January 26, 2021, Virtuoso consummated the Initial Public Offering (“IPO”) of 23,000,000 units (the “Units” and, with respect to the common shares included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $230.0 million. Simultaneously with the closing of the IPO, Virtuoso consummated the sale of 6,600,000 warrants (the “Private Placement Warrant”), at a price of $1.00 per Private Placement Warrant.

Through the Virtuoso Business Combination, among other things, (i) Merger Sub merged with and into Virtuoso, with Virtuoso being the surviving corporation in the merger and a direct, wholly-owned subsidiary of Wejo; and (ii) all of Legacy Wejo’s outstanding share options, warrants, and convertible loan notes were converted into shares in Legacy Wejo and the shareholders of Legacy Wejo exchanged all classes of their shares and Virtuoso exchanged all of their Class A and Class B common shares for common shares in Wejo, which became publicly listed on the NASDAQ as of the consummation of the Virtuoso Business Combination. As part of the Virtuoso Business Combination, we raised net proceeds of $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. In addition, we incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses. The $176.9 million in net proceeds were offset by a payment of $75.0 million by us to Apollo as stipulated in the Forward Purchase Agreement.

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

Based on both external and internal research completed by our management, we expect that connected vehicles will make up 44% of all vehicles in 2030. This is a greater than three-fold gain, increasing from 196 million connected vehicles in 2020 to approximately 600 million connected vehicles in 2030. As of December 31, 2022, Wejo had 20.8 million monetizable vehicles on the

Wejo Neural Edge platform from currently onboarded OEMs, a 29% increase over the prior year-end. Of these monetizable vehicles, 13.9 million were active on our Wejo Neural Edge platform within the last six months of which we ingested and standardized their related data, tracking over 78.8 million journeys and 17.6 billion data points a day, primarily in the United States. Based on existing OEM, automotive suppliers (Tier 1) and distributor (automotive dealer) relationships, we expect that near real time live streaming vehicles on our platform will increase to 124 million connected vehicles by 2030. Wejo data, insights, and solutions enable customers, including, among others, departments of transportation, retailers, construction firms and research departments to unlock unique insights about vehicle journeys, city infrastructures, EV usage, road safety and more.

In addition to the strength of our intellectual property, as of December 31, 2022, we had relationships with 29 OEMs, Tier 1, and Fleet providers of connected vehicle data components. The OEMs on our platform provide the unique data sets that we ingest regularly in Wejo Neural Edge 24 hours a day. To date, no industry standard for connected vehicle data exists. This is where Wejo technology has a singular leadership position in the market, and by creating that standard, we will enable future product developments such as vehicle-to-vehicle communications, pay-as-you-drive insurance, automated breakdown recovery, predictive maintenance and touchless “pay-by-car” commerce for parking, retail and more.

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

In June 2022, we announced Wejo Historic Traffic Patterns, Wejo Labs and Wejo Autonomous Vehicle Operating System (“AVOS”). These products, solutions, and platforms position us to accelerate our revenue, as they are scalable and reusable across many product verticals and SaaS solutions. Wejo Historic Traffic Patterns offers users the ability to request specific data and insights from highly granular and accurate historic traffic patterns over the last several years from any specific location in the U.S., even if no monitors or sensors were previously installed. Wejo Historic Traffic Patterns allows government agencies, civil engineering firms, mapping/navigation providers, logistics companies and commercial real estate developers to gather insights directly via an Application Programming Interface (“API”) from the Wejo platform or via the Wejo Studio analytics portal.

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

To become an integral partner within the AV ecosystem we endeavor to offer a full suite of services that leverage our data platform to generate insights and analytics which can help solidify the path forward.

We anticipate these services to include:

•Real Time Traffic Intelligence or RTTI for AVs: a focused offering of RTTI that will identify lane closures, road closures, and other traffic incident hot spots in real time for AVs to easily access while on the road.
•Event Reactions for AVs: a tool that leverages a catalog of driver reactions to inform an AV how to react on the road if they encounter a known hotspot.

•Road characterizations for AVs: a product that can help AV manufacturers minimize risk and maximize investment by using road profiles like speed limit, amount of traffic, and number of adverse events, to determine where the company should roll-out its next set of AVs.
•Road characterizations for DOTs: Similar to the previous product, but Road Characterization for DOTs is focused on helping regulators determine the safest place to roll out AVs based on specific road profile parameters.
•Journey Intelligence for AVs: Solution that can identify the most common types of journeys, informing AV companies of the most common types of trips its AVs should be trained for.

We operate our business to take advantage of a sizeable market opportunity. Through our own bottom-up analysis, coupled with third party research, we estimate our SAM to be worth approximately $61.0 billion by 2030. We determined the SAM as two components: Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. For Wejo Marketplace Data Solutions, we used the data and research from the connected vehicle analyst firm Ptolemus. We have projected TAMs for each of our eight current and potential Wejo Marketplace Data Solutions products (namely Traffic Management, Audience and Media Measurement, End-to-End Insurance Services, Remote Diagnostic, Fleet Management, Car Sharing & Rental, Roadside Assistance, and Integrated Payments) by region and timeframe. We then applied a discount factor by calculating 70% of each TAM to create the Wejo SAM. For Wejo Software & Cloud Solutions, we worked with Gartner research to determine the total spend in this area of SaaS solutions for the automotive industry and calculated our SaaS SAM as 5% of the total SAM of $61.0 billion.

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

Key Factors Affecting Our Results of Operations

Attract, Retain and Grow our Customer Base

Our recent growth is driven by the expansion of our customer base particularly in the area of traffic management and, related mapping and logistics, and high customer retention rates. Substantially all of our current sales come from U.S. connected vehicle data. We are in the early stages of monetization in its planned markets, starting with traffic management, including mapping. As seen in some of our key performance indicators outlined below, early-stage demand for connected vehicle data is very strong, and we believe that we will continue to see this demand in the future as we expand in traffic management and launch additional product offerings.

We are expanding its customer base in multiple ways. Wejo Marketplace Data Solutions will expand from one product line to six product lines over the next couple of years, and the number of market verticals to which we will sell these solutions will expand significantly as we rollout new product lines. We are expanding our base on larger enterprise customers in both Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. This customer base expansion can be seen in 2022 through our reported Revenue, net and the following metrics (as projected by management and all as of December 31, 2022):

•Revenue, net increased to $8.4 million, or 227%, compared to the prior year.
•Total Contract Value increased to $39.4 million, or 92%, compared to the prior year. Of this amount, unrecognized total contract value is $16.5 million.1
•Gross Bookings of customers increased to $18.8 million, or 124%, compared to the prior year.1
______________________
1 These key metrics are not considered in conformity with U.S. GAAP. The Company and its management believe that these key metrics are useful to investors in measuring the comparable results of the Company period-over-period.

We define Total Contract Value (“TCV”) as the projected value of all contracts the Company has ever signed to-date with its customers. The 92% increase in TCV as compared to the prior year, speaks to the Company’s ability to close deals and secure additional contracts. The increase in contracts represents the potential for an increase in revenue. Unrecognized total contract value represents estimated total contract value minus the amount of revenue recognized to-date before any revenue share payments to OEMs.

We define Gross Bookings as the total projected value of contracts signed in the relevant period, excluding taxes and renewal options available to customers in future periods, a portion of which often will be shared with certain OEM preferred partners. Gross

Bookings increased year-over-year by approximately 124% to $18.8 million for the year ended December 31, 2022 demonstrating a growth in additional new customers and expansion of existing customer relationships in 2022.

Notably, as Wejo offers new visualization tools and software solutions to its customers in multiple market verticals, it is migrating its revenue towards a stronger base of recurring revenue. As of December 31, 2022, Wejo had Annual Recurring Revenue (“ARR”) of $8.4 million, up from $4.5 million as of December 31, 2021, an increase of 87%. We calculate ARR by taking the gross Monthly Recurring Revenue (“MRR”) for the last month of the reporting period and multiplying it by twelve months. MRR for each month is calculated by aggregating revenue from customers with contracts with more than four months in duration and includes recurring software licenses, data licenses, and subscription agreements.

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

We define Adjusted EBITDA, a non-GAAP measure, as Loss from operations excluding: (1) share-based payments to employees and third party vendors; (2) depreciation of equipment and amortization of intangible assets; (3) transaction-related bonuses and costs, and (4) restructuring charges. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses. Adjusted EBITDA should not be considered in isolation or as a substitute for net loss or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Net loss	$(159,253)	$(217,778)
Income tax expense	413	357
Loss before taxation	(158,840)	(217,421)
Interest expense	5,249	9,597
Other expense, net	33,645	49,067
Loss from operations	(119,946)	(158,757)
Add:
Depreciation and amortization	4,037	4,411
Transaction-related bonus	—	26,656
Transaction-related costs	11,558	7,686
Share-based payments	7,102	52,316
Adjusted EBITDA	$(97,249)	$(67,688)

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

•Transaction-related bonus and costs: consist of expenses primarily related to financing or merger-related activities including legal, advisory and other fund raising and professional services costs, as well as certain employment-related costs that are required to be expensed under U.S. GAAP. These costs are excluded from our assessment of performance because they are considered non-operational in nature and therefore are not indicative of current or future performance or the ongoing cost of doing business.

•Share-based payments to employees and third party vendors: consists of expense associated with awards that were granted under various stock and incentive plans and with shares granted as payment for goods or services provided by third parties. These expenses are not paid in cash and we view the economic costs of share-based payments to be the dilution to our share base; we will also include the related shares in our fully diluted shares outstanding for U.S. GAAP earnings per share (“EPS”) using the treasury stock method when they are no longer anti-dilutive. The change in our definition of Adjusted EBITDA to exclude share-based payment to third parties was undertaken due to on-going negotiations to make payments to certain third party vendors in common shares of the Company in lieu of cash. These payments are being excluded on the same basis as our exclusion of share-based payments. The impact of these costs had no impact on our quarterly or full-year results reported for any such periods in 2022 or 2021. For 2023 and beyond, management believes that excluding share-based payments to third parties from Adjusted EBITDA will more accurately present the Company’s actual cash usage.

•Restructuring charges: may consist of expense associated with implementing strategic workforce reductions, streamlining operations, and terminating certain non-core agreements. These costs are excluded from our assessment of performance because they are considered non-operational in nature and therefore are not indicative of current or future performance or the ongoing cost of doing business. The impact of these charges had no impact on our quarterly or full-year results reported for any such periods in 2022 or 2021. For 2023 and beyond, management believes that excluding restructuring charges from Adjusted EBITDA will more accurately present the Company’s actual cash usage.

Wejo is expanding its revenue base and at the same time expanding its base of monetizable connected vehicles. As of December 31, 2022, Wejo had 20.8 million monetizable vehicles on the Wejo Neural Edge platform from currently onboarded OEMs, a 29% increase over the prior year-end. Of these monetizable vehicles, 13.9 million vehicles were active on our Wejo Neural Edge platform. Gross Bookings per average monetizable connected vehicle in the year ended December 31, 2022 was $1.47 per vehicle, up 97% from $0.75 in the year ended December 31, 2021. We expect Gross Bookings per vehicle to significantly expand as we roll out new product lines to multiple market verticals in the Wejo Marketplace Data Solutions and customers in Wejo Software & Cloud Solutions.

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

Key Components of Results of Operations

Revenue, net

We work with some of the world’s leading OEMs to obtain, process, and create products using vast amounts of connected vehicle data. OEMs provide this data through license agreements. We process the data in our Wejo Neural Edge platform running in cloud data centers and offer services including live data feeds, batch feeds and analytics. These services provide customers with traffic intelligence, high frequency vehicle movements, and common driving events and trends, among other insights. Our customers pay fees to obtain one or more of these data services that may include a portion or all the data in their market including license fees, professional services fees, and platform and delivery fees. Our revenue is the amount of consideration we expect to receive in the form of Gross Bookings to customers, reduced by associated revenue share due under our data sharing agreements with OEMs, where we have determined that we are acting as an agent in the relationship.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue consists primarily of data acquisition costs and hosting service expenses for our Wejo Neural Edge platform as well as hardware, software and personnel to support the revenue process. In addition, cost of revenue includes fees paid for access to data from certain of our OEM partners, where we have determined that we are acting as the principal in the relationship with customers.

Technology and Development Expenses

Technology and development expenses consist primarily of compensation-related expenses incurred for our data scientists and other technology personnel for the research and development of, enhancements to, and maintenance and operation of our products, equipment and related infrastructure.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation-related expenses to our direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials, other sales and marketing programs, facility costs related to sales and marketing functions, advertising costs are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, legal, and corporate information systems functions, professional fees, costs related to capital raising efforts and strategic initiatives.

Other Expense, net

Loss on Issuance of Convertible Loan Notes

In 2022, no convertible loans were outstanding. We issued convertible notes in January 2021 and April 2021 for which the initial fair value of the convertible notes was greater than the proceeds we received. We recognized the loss on issuance as the difference between the initial fair value of the convertible notes and cash proceeds received within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss.

Loss on Extinguishment of Convertible Loan Notes

In 2022, no convertible loans were outstanding. In November 2021, in connection with the completion of the Virtuoso Business Combination, all of the outstanding principal and accrued interest under the convertible loan notes that were issued in 2021 and 2020 automatically converted into ordinary shares of Legacy Wejo, which were then converted into Wejo Group Limited common stock. We recorded a loss on extinguishment of convertible notes related to this conversion within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss.

Gain on Fair Value of Derivative Liability

In 2022, no derivative liabilities were outstanding. In 2021, we issued convertible notes that contain redemption features, which met the definition of a derivative instrument. We classified these derivative instruments as a liability on our audited Consolidated Balance Sheets. We remeasured this derivative liability to fair value at each reporting date and recognized changes in the fair value of the derivative liability within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss. Upon the closing of the Virtuoso Business Combination, all of the outstanding principal and accrued interest under the convertible notes automatically converted into ordinary shares of Wejo Limited, which were ultimately converted into Wejo Group Limited common shares, the derivative liability was derecognized and no further fair value remeasurement needs to be performed.

Gain on Fair Value of Public Warrant Liabilities

We have an aggregate of 11,500,000 publicly traded warrants (the “Public Warrants”) we assumed as part of the Virtuoso Business Combination. We classify the warrants as a liability on our audited Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. In 2022 and 2021, we recognized changes in the fair value of the public warrant liability within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss and will continue to do so until the warrants are exercised, expire or qualify for equity classification.

Loss on Fair Value of Forward Purchase Agreement

On November 10, 2021, Wejo Limited entered into the Forward Purchase Agreement with Apollo (See Note 6 to the accompanying audited consolidated financial statements). We account for the Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40, under which the Forward Purchase Agreement does not meet the criteria for equity treatment and must be recorded as an asset. Accordingly, we classify the Forward Purchase Agreement as a current asset on our audited Consolidated Balance Sheets with changes in fair value in 2022 and 2021 reflected within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss.

Gain on Fair Value of Exchangeable Right Liability

We have an aggregate of 6,600,000 Exchangeable Rights, as defined in Note 17 to the accompanying audited consolidated financial statements, we assumed as part of the Virtuoso Business Combination. We classify the Exchangeable Right as a liability on our audited Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. In 2022 and 2021, we recognized changes in the fair value of the Exchangeable Right liability within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss and will continue to do so until they are exercised, expire or qualify for equity classification.

Loss on Issuance of Forward Purchase Agreement

We issued the Forward Purchase Agreement in November 2021 for which the initial fair value of the Forward Purchase Agreement was less than the amount we prepaid. We recognized the loss on issuance as the difference between the initial fair value of the Forward Purchase Agreement and cash prepaid within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss.

Gain on Settlement of Forward Purchase Agreement

In November 2021, the partial Forward Purchase Agreement shares were terminated in part and the proceeds we received are greater than the fair value of terminated Forward Purchase Agreement shares. We recorded a gain on settlement of the terminated 251,632 shares under the Forward Purchase Agreement as the difference between the fair value of terminated Forward Purchase Agreement and the cash proceeds received within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss.

Loss on Fair Value of Advanced Subscription Agreements

Prior to completing the Virtuoso Business Combination, we issued Advanced Subscription Agreements (“ASAs”) that contained an automatic conversion feature, which was triggered by either the occurrence of Series C round financing or share sale triggering a change of control. We concluded that it was appropriate to apply the fair value option to the ASAs because there were no non-contingent beneficial conversion features related to the ASAs. We classified these ASAs as a liability on our audited Consolidated Balance Sheets and remeasure them to fair value at each reporting date to the date of conversion, and recognized changes in the fair value of the ASAs within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss. All remaining outstanding ASAs converted into ordinary shares of Legacy Wejo on July 31, 2021, which were then converted into Wejo Group Limited common shares upon the closing of the Virtuoso Business Combination.

Loss on Issuance of GM Securities Purchase Agreement

We entered into a Securities Purchase Agreement with GM in December 2022 where we issued and sold to GM a secured convertible note and warrants to acquire common shares (the “GM Warrants”). Under that transaction, the initial fair value of the GM SPA was greater than the amount of proceeds. We recognized the loss on issuance as the difference between the initial fair value of the GM SPA and proceeds within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss.

Gain on Fair Value of GM Securities Purchase Agreement

We classified the SCN as a current liability and the GM Warrants as a non-current liability on the audited Consolidated Balance Sheets with changes in fair value reflected within Other expense, net in the audited Consolidated Statements of Operations and Comprehensive Loss at each reporting period.

Other, net

Other, net primarily consists of foreign exchange gain or loss arising from foreign currency transactions and a benefit from research and development tax credits.

Income Taxes

Wejo Limited is a tax resident in the UK with business units taxable in other territories, including the U.S. Due to the nature of our business, we have generated losses since inception and therefore have not paid corporation tax in the UK or other territories.

UK operating losses may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the UK of $297.0 million and $212.4 million as of December 31, 2022 and December 31, 2021, respectively. We do not recognize these losses on our audited Consolidated Balance Sheets.

Wejo Group Limited is incorporated under the laws of Bermuda and is a tax resident in Bermuda.

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue, net	$8,396	$2,566	$5,830	227%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,739	3,583	4,156	116%
Technology and development	33,893	26,265	7,628	29%
Sales and marketing	20,569	22,920	(2,351)	(10)%
General and administrative	62,104	104,144	(42,040)	(40)%
Depreciation and amortization	4,037	4,411	(374)	(8)%
Total costs and operating expenses	128,342	161,323	(32,981)	(20)%
Loss from operations	(119,946)	(158,757)	38,811	(24)%
Interest expense	(5,249)	(9,597)	4,348	(45)%
Other expense, net	(33,645)	(49,067)	15,422	(31)%
Loss before taxation	(158,840)	(217,421)	58,581	(27)%
Income tax expense	(413)	(357)	(56)	16%
Net loss	$(159,253)	$(217,778)	$58,525	(27)%

Revenue, net

In 2022, Revenue, net increased by $5.8 million, or 227%, driven by strong growth in the Traffic Management product line of the Wejo Marketplace Data solutions, which increased by $4.4 million, driven by an increase in the average revenue, net, per revenue generating customer. Additionally, there was a $1.5 million increase in the Wejo Software & Cloud Solutions business line revenue, which was driven by the completion of various Wejo Software & Cloud Solutions projects. Revenue, net displayed strong growth in our fundamental performance in our markets, as seen with a 59% year-over-year increase in the number of customers and growth in Gross Bookings1 of 124%. At the same time, we ended 2022 with a $8.4 million Annual Recurring Revenue1 base. The majority of our revenue in the 2022 and 2021 was from the United States.

Cost of Revenue (exclusive of depreciation and amortization)

In 2022, Cost of revenue increased by $4.2 million, or 116%, driven by a $2.2 million increase in revenue share and minimum fees and a $1.5 million increase in data hosting costs, as we increased the number of live vehicles on platform by 18%.

Technology and Development Expenses

In 2022, Technology and development expenses increased by $7.6 million, or 29% primarily due to an increase of $10.7 million in IT expenses, driven by costs associated with the Master Subscription Agreement with Palantir and increased data
1 These key metrics are not considered in conformity with U.S. GAAP. The Company and its management believe that these key metrics are useful to investors in measuring the comparable results of the Company period-over-period.

storage costs. This was offset by a decrease of share-based compensation expense of $2.5 million (as a result of the vesting of stock awards that had been granted to employees prior to our Virtuoso Business Combination in November 2021).

Sales and Marketing Expenses

In 2022, Sales and marketing expenses decreased by $2.4 million, or 10%, driven primarily by a decrease of share-based compensation expense of $2.5 million.

General and Administrative Expenses

In 2022, General and administrative expenses decreased by $42.0 million, or 40%, driven by a decrease of $40.1 million of share-based compensation expense as a result of the vesting of stock awards that had been granted to employees and certain directors prior to our Virtuoso Business Combination in November 2021.

Depreciation and Amortization

In 2022, Depreciation and amortization remained relatively flat compared to 2021.

Interest Expense

In 2022, Interest expense decreased by $4.3 million, or 45%, as the Convertible Loan Notes were converted in November 2021.

Other expense, net

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Loss on issuance of convertible loan notes	$—	$(53,967)	$53,967	NM
Loss on extinguishment of convertible loan notes	—	(25,598)	25,598	NM
Gain on fair value of derivative liability	—	12,922	(12,922)	NM
Gain on fair value of public warrant liabilities	12,056	13,800	(1,744)	(13)%
Loss on fair value of Forward Purchase Agreement	(40,452)	(15,609)	(24,843)	159%
Gain on fair value of Exchangeable Right liability	10,751	34,452	(23,701)	(69)%
Loss on issuance of Forward Purchase Agreement	—	(11,674)	11,674	NM
Gain on settlement of Forward Purchase Agreement	—	399	(399)	NM
Loss on fair value of Advanced Subscription Agreements, including related party of nil and $(3,665), respectively	—	(4,470)	4,470	NM
Loss on issuance of GM Securities Purchase Agreement	(4,116)	—	(4,116)	NM
Gain on fair value of GM Securities Purchase Agreement	1,883	—	1,883	NM
Other, net[1]	(13,767)	678	(14,445)	NM
Other expense, net	$(33,645)	$(49,067)	$15,422	(31)%
______________________
1 Line item Other, net was presented as Other income, net for the year ended December 31, 2021. Substantially all of the activity for 2022 is related to foreign exchange translation.
NM - Not meaningful.

Loss on Issuance of Convertible Loans

In 2022, no convertible loans were outstanding as compared to a loss on issuance of convertible loans of $54.0 million in 2021. The loss in the prior period was driven primarily by aggregate costs exceeding the allocated proceeds of the convertible loans.

Loss on Extinguishment of Convertible Notes

In November 2021, in connection with the completion of the Virtuoso Business Combination, all of the outstanding principal and accrued interest under the convertible loan notes that were issued in 2021 automatically converted into ordinary shares of Legacy Wejo, which were then converted into Wejo Group Limited common shares. In 2021, we recorded a loss on extinguishment of $25.6 million related to this conversion within Other expense, net on our audited Consolidated Statements of Operations and Comprehensive Loss. Upon the completion of the Virtuoso Business Combination, all of the outstanding principal and accrued interest under the convertible loans automatically converted into ordinary shares of Legacy Wejo, which were then converted into Wejo Group Limited common shares and carried zero balances on the audited Consolidated Balance Sheets as of December 31, 2022 and 2021.

Gain on Fair Value of Derivative Liability

In 2022, no derivative liabilities were outstanding as compared to a $12.9 million gain on the fair value of the derivative liability in 2021. The gain in the prior period was driven primarily by the increase in the embedded derivative liabilities that were bifurcated from the convertible loans issued between July 2020 and March 2021. The derivative liability carried a zero balance on the audited Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively, as the convertible loans associated with the derivative liability automatically converted into ordinary shares of Legacy Wejo, which were then converted into Wejo Group Limited common shares upon the Virtuoso Business Combination.

Gain on Fair Value of Public Warrant Liabilities

In 2022, we recognized a $12.1 million gain on fair value of public warrant liabilities, which is due to our quoted warrant liabilities’ price decreasing from $1.10 per share as of December 31, 2021 to $0.05 per share as of December 31, 2022. In 2021, we recognized a $13.8 million gain on fair value of public warrant liabilities due to our quoted warrant liabilities’ price decreasing from $2.30 as of November 18, 2021 to $1.10 per share as of December 31, 2021.

Loss on Fair Value of Forward Purchase Agreement

In 2022, we recognized a $40.5 million unrealized loss on the fair value of the Forward Purchase Agreement due to the decrease in the fair value of our common shares between December 31, 2021 and December 31, 2022. In 2021, we recognized a $15.6 million unrealized loss on the fair value of the Forward Purchase Agreement.

Gain on Fair Value of Exchangeable Right Liability

In 2022, we recognized a $10.8 million gain on fair value of Exchangeable Right Liability, due to the value decreasing from $1.69 per share as of December 31, 2021 to $0.06 per share as of December 31, 2022. In 2021, we recognized a $34.5 million gain on the fair value of the Exchangeable Right Liability, due to the value decreasing from $6.91 per share as of November 18, 2021 to $1.69 per share as of December 31, 2021.

Loss on Issuance of Forward Purchase Agreement

In November 2021, we entered into a Forward Purchase Agreement for which the initial fair value of the Forward Purchase Agreement of $63.3 million was less than the amount of $75.0 million we prepaid. We recognized the loss on issuance of $11.7 million within Other expense, net on our audited Consolidated Statements of Operations and Comprehensive Loss. There were no issuances in 2022.

Gain on Settlement of Forward Purchase Agreement

In November 2021, 251,632 Forward Purchase Agreement shares were terminated. The cash proceeds of $2.5 million we received was greater than the $2.1 million Terminated Shares’ fair value. We recorded $0.4 million gain on settlement of Forward Purchase Agreement related to within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021. Settlement of FPA shares in 2022 was not material.

Loss on Fair Value of Advanced Subscription Agreements

In 2022, no Advanced Subscription Agreements were outstanding. In 2021, we recognized a $4.5 million loss on the fair value of the Advanced Subscription Agreements due to the fair value of the underlying ordinary shares increasing.

Loss on Issuance of the GM Securities Purchase Agreement

In December 2022, we entered into the GM Securities Purchase Agreement with an initial fair value of $13.6 million, which was more than the amount of proceeds received of $9.5 million. We recognized the loss on issuance of $4.1 million related to the issuance within Other expense, net in our audited Consolidated Statements of Operations and Comprehensive Loss.

Gain on Fair Value of the GM Securities Purchase Agreement

In 2022, we recognized a $1.9 million gain on the fair value of the GM Securities Purchase Agreement within Other expense, net, due to the fair value of the underlying shares decreasing.

Other, net

In 2022, Other, net decreased by $14.4 million due to unfavorable exchange rate movements related to assets and liabilities denominated in foreign currencies.

Income Tax Expense

In 2022, Income tax expense was $0.4 million for the year ended December 31, 2022. This income tax expense is the result of taxable income recognized by the operating entities in the United States.

Financial Condition

(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Total assets	$31,133	$142,007	$(110,874)	(78)%
Total liabilities	$99,896	$94,313	$5,583	6%
Total shareholders’ (deficit) equity	$(68,763)	$47,694	$(116,457)	(244)%

Total assets decreased by $110.9 million, or 78%, primarily due to a $58.7 million decrease in cash driven by our operating cash flow needs, a $42.9 million decrease in the fair value of the FPA driven by a decrease in our share price from $6.84 as of December 31, 2021 to $0.48 as of December 31, 2022 and a decrease of $10.8 million in Prepaid expense and other current assets associated with the Master Subscription Agreement with Palantir partially offset by the SCN and PIPE proceeds received of $9.5 million and $15.9 million, respectively, during the year ended December 31, 2022.

Total liabilities remained relatively flat compared to prior year with an increase of $5.6 million, or 6%.
Total shareholders’ (deficit) equity increased by $116.5 million, or 244%, primarily due to a $159.3 million increase in the Accumulated deficit as a result of our Net loss, which was partially offset by a $30.2 million increase in Additional paid in capital as a result of the July 2022 PIPE and CEF proceeds received during the year ended December 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our formation, and consequently, we will need significant additional capital to fund our operations for the next twelve months, which we may obtain through the sale of equity, debt financings, or other capital sources. Prior to the closing of the Virtuoso Business Combination on November 18, 2021, we received gross proceeds of $175.8 million through sales of equity, ASAs, convertible loan notes and debt financings. In 2021, we issued Secured Loan Notes (as defined in Note 15 to the accompanying audited financial statements) with a principal amount of $39.0 million.

On November 18, 2021, we completed the Virtuoso Business Combination, which raised $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. After Wejo incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses, net proceeds were $176.9 million. The proceeds were offset by a payment of $75.0 million from us to Apollo as stipulated in the FPA. In November 2021, 251,632 shares were sold by Apollo under the FPA and $2.5 million was paid back to us. During 2022, pursuant to the FPA, 1,662,785 common shares were sold at a weighted average price of

$1.51 which generated aggregate proceeds of $2.5 million. As of December 31, 2022 and December 31, 2021, there were 5,585,583 and 7,248,368 total outstanding shares, respectively, under the FPA.

On July 27, 2022, we closed the PIPE Financing, which was anchored by Sompo Light Vortex and included current investors and certain members of the Company’s Board of Directors, and which raised $15.9 million before transaction costs of $0.2 million (see Note 3 to the accompanying audited consolidated financial statements).

On December 16, 2022, we entered into a Securities Purchase Agreement with GM. Pursuant to the GM Securities Purchase Agreement, we issued to GM the SCN for net proceeds of $9.5 million and the GM Warrant to acquire up to an aggregate amount of 1,190,476 common shares at an exercise price of $0.75112 per common share (see Note 14 to the accompanying audited consolidated financial statements).

As of December 31, 2022, we had cash of $8.6 million, of which $6.4 million was held outside the United States; however, at this time, we do not have the capital we need to fully fund our operations in the short-term.

Nevertheless, revenue is continuing to grow, and we have taken measurable actions to significantly reduce expenses against the 2022 operating plan, prioritizing growth in the traffic, insurance and audience measurement marketplaces, and delivering SaaS solutions for the automotive industry because of their near-term revenue opportunity. We are continuing to look at further measures to reduce cash burn from expenses, while continuing to grow revenue at rates in the range of 200% to 300% per year. Management believes that a combination of strong and disciplined expense management, rapid revenue growth and outside capital are necessary steps in the long-term capital strategy of Wejo.

Our long-term plans have not changed other than the timing of certain product launches as we have made choices to target cash flow breakeven in mid-2024. Cost reductions include a reduction in our workforce, elimination of non-revenue projects, and reductions in expenditures by negotiations with vendors in areas such as data acquisition, cloud costs, license fees for software, legal and professional fees, insurance and other costs. On March 22, 2023, our Board of Directors approved a plan to reduce our workforce by approximately 40 employees, representing approximately 16% of our total current global workforce. This decision was based on cost-reduction initiatives intended to reduce operating expenses, focus on revenue growth opportunities, and target cash flow positive operations prior to the end of the first half of 2024. As of March 22, 2023, we estimated that we will pay approximately $1.8 million in connection with the reduction in force, which consists of notice period and severance payments, previously accrued compensation expenses, and other related costs. We expect that these payments will be made in the second and third quarters of 2023, and that the reduction in force will be substantially complete in the third quarter of 2023, subject to local law and consultation requirements. The payments we expect to make are subject to assumptions, including local law requirements, and actual charges may differ from the estimate disclosed above. In the aggregate, we currently expect the reduction in force to result in approximately $9.0 million in annualized cash operating expense savings.

As a part of our efforts to reduce cash burn until we are able to generate positive operating cash flows, we are in discussions with key vendors to allow us to pay for services with our common shares in lieu of cash for some or all of the amounts owed. This partial payment in common shares, and any modification of the timing for such payments, would allow us to manage our cash obligations while we complete the capital raising initiatives discussed below or that otherwise may be available to us.

As of December 31, 2022, we have two funding options from which we can continue to raise cash, although the amounts to be received through those instruments are uncertain: (1) the ATM Agreement (upon the effectiveness of our Shelf Registration Statement) as described in Note 3 to the accompanying audited consolidated financial statements, and (2) the Forward Purchase Agreement as described in Note 6 to the accompanying audited consolidated financial statements (collectively, the “Facilities”). Both Facilities are driven by the future price of our common shares and future trading volumes of our common shares, each of which will likely limit the timing and actual level of funds that can be raised. In addition, the window in which we can utilize the Facilities may be restricted during “black-out periods” under our insider trading policy and if we are in possession of material non-public information. The FPA facility expires in November 2023.

In furtherance of its long-term capital strategy, on January 10, 2023, we announced that we entered into the TKB Business Combination Agreement as a result of which, at the closing of the transaction, we expect to acquire approximately $57.0 million in cash TKB has retained in trust, less any further redemptions by TKB shareholders in connection with the vote to approve the transaction as described in Note 25 to the accompanying audited consolidated financial statements. The goal of this business combination, combined with a PIPE financing, is to raise enough capital to provide us with the capital required through to cash flow breakeven, which is expected to occur by mid-2024, assuming revenue growth and expense reduction targets are met. As part of this long-term capital strategy, we have been reaching out to strategic, institutional and other investors to fund a PIPE equity financing transaction in connection with the TKB Business Combination from which we are targeting a capital raise of $75.0 million. As of March 31, 2023, we entered into a non-binding letter of intent, subject to certain closing and other conditions, with a strategic investor to anchor the PIPE with a potential $20.0 million investment. Through a combination of the closing of the TKB Business Combination and the related PIPE, we hope to raise at least $100.0 million, net of transaction costs, on the closing of those transactions. In arriving at this goal of a $100.0 million total capital raise, we have considered the possibility of additional redemptions from the TKB trust in connection with the vote to approve that transaction.

In order to bridge to the TKB Business Combination and PIPE transactions, we are working to raise at least an additional $20.0 million (which would be an advance on the targeted $75.0 million PIPE) from investors in the form of debt that converts into common shares, at the option of the investor, before the closing of the TKB Business Combination or at the closing of that transaction and the related PIPE (the “Bridge Financing”). We expect to use the proceeds of the Bridge Financing to redeem the $3.7 million Second Lien Notes and the $2.0 million Unsecured Notes (each as described in Note 25 to the accompanying audited consolidated financial statements) and provide financing through the second quarter of 2023. We are currently negotiating this transaction and expect it to be completed during the second quarter of 2023. No legally binding agreement is yet in place for Bridge Financing and therefore there can be no assurances that this transaction will be completed.

Given the liquidity issues and the uncertainty whether the short and long-term capital financing transactions discussed above will close in the anticipated amounts and time frames, management has concluded there is substantial doubt regarding our ability to continue as a going concern within one year from the issuance date of our audited consolidated financial statements. Our accompanying audited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The audited consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(85,501)	$(106,566)
Net cash used in investing activities	(2,876)	(3,278)
Net cash provided by financing activities	29,987	159,441
Effect of exchange rate changes on cash	(306)	3,304
Net (decrease) increase in cash	$(58,696)	$52,901

Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $85.5 million, primarily resulting from our net loss of $159.3 million, partially offset by non-cash adjustments of $49.2 million and movements in our operating assets and liabilities of $24.5 million, driven by a decrease of $9.4 million in Prepaid expenses and other current assets due to prepaying insurance in 2021, a $8.2 million increase in Accounts Payable as a result of an increase in days payable outstanding, and a $8.9 million increase in Accrued expenses and other liabilities as a result of increased operating expenses, partially offset by a $2.8 million increase in Accounts receivable, as a result of an increase in Revenue, net.

During the year ended December 31, 2021, net cash used in operating activities was $106.6 million, primarily resulting from our net loss of $217.8 million, which was offset by non-cash adjustments of $110.3 million and net cash provided by changes in our operating assets and liabilities of $0.9 million. Significant changes in components of working capital consisted of an increase of $12.5 million in Accrued expenses and other liabilities, offset by an increase of $9.8 million in Prepaid expenses and other current assets.

Cash Used in Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $2.9 million, primarily driven by capitalized internally developed software costs of $2.6 million.

During the year ended December 31, 2021, net cash used in investing activities was $3.3 million, primarily driven by capitalized internally developed software costs of $2.7 million and purchase of office equipment of $0.6 million.

Cash Provided by Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $30.0 million, primarily driven by the $18.4 million of net proceeds received from the issuance of common shares and $9.5 million net proceeds received from the SCN.

During the year ended December 31, 2021, net cash provided by financing activities was $159.4 million, primarily driven by $193.0 million net cash proceeds received from the Virtuoso Business Combination and November 2021 PIPE, partially offset by $75.0 million net prepayment related to the Apollo Forward Purchase Agreement, $31.9 million net cash proceeds received from issuance of the Secured Loan Notes, $16.2 million net cash proceeds received from issuance of convertible notes, $2.1 million cash proceeds received from the exercise of stock options by the holders thereof, and $0.6 million cash proceeds received from the exercise of warrants to purchase common shares by the holders thereof, offset by $10.1 million repayment of our related party debt.

Certain Information Concerning Contractual Obligations

Palantir Master Subscription Agreement

In May 2021, we entered into a master subscription agreement with Palantir for access to Palantir’s proprietary software for a six-year period. The remaining payments for this software subscription are $35.0 million.

Microsoft Customer Agreement

In June 2021, we entered into a cloud hosting agreement with Microsoft for access to Microsoft’s Azure cloud services platform for a five-year period. The remaining payments for this cloud computing service will be made as these cloud computing services are used; the total remaining commitment amount under the agreement is £70.3 million ($84.5 million) which is due in 2026.

Amazon Web Services

The Company is party to a cloud hosting agreement with Amazon Web Services, Inc. and Amazon Web Services EMEA SARL (collectively, “AWS”) for access to AWS’s cloud services platform for a three year period that ends in April 2023. The remaining payments for this cloud computing service are $5.5 million in 2023.

Fixed Rate Secured Loan Notes Issuance

In April 2021, we entered into a Loan Note Instrument Agreement providing for the Secured Loan Notes with Securis Investment Partners LLP, as security agent, under which we issued fixed rate secured loan notes in a principal amount of $21.5 million that bear interest at a fixed per annum rate of 9.2% until its maturity date in April 2024. Pursuant to the Loan Note Agreement, we issued further notes of $10.0 million in July 2021 and $7.5 million in October 2021. Under the Loan Note Instrument Agreement, the Company has the ability to issue further loan notes of $4.0 million.

GM Securities Purchase Agreement

On December 16, 2022, the Company entered into a Securities Purchase Agreement with GM under which it issued and sold to GM the SCN in the aggregate principal amount of $10.0 million, and the GM Warrants to acquire up to an aggregate amount of 1,190,476 common shares at an exercise price of $0.75112 per common share (the “Offering”). The GM Warrants may be exercised at any time following the closing of the Offering until December 16, 2025. The Company received $9.5 million of proceeds from GM associated with the Offering. The SCN accrues compounding interest at the rate of 5.0% per annum in arrears semi-annually until maturity date of December 16, 2023 (the “SCN Maturity Date”), which date will automatically be extended for an additional 24 months to December 16, 2025 (the “SCN Extended Maturity Date”) in the event that the Company engages in certain qualifying transactions. In the event that the maturity date of the SCN is extended to the SCN Extended Maturity Date, the principal under the SCN shall be payable in equal monthly installments beginning on December 16, 2023 and ending on the SCN Extended Maturity Date. The Company’s payment obligations pursuant to the SCN are guaranteed by all of its subsidiaries pursuant to a Guaranty dated December 16, 2022.

At GM’s option, at any time during the 20-business day period following certain qualifying transactions, GM may require the Company to redeem all or any part of the outstanding principal and accrued but unpaid interest of the SCN, in whole or in part, at a price of 120% of the then-outstanding principal amount plus all accrued and unpaid interest.

Critical Accounting Estimates

The preparation of our audited consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

An accounting policy is critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the audited consolidated financial statements.

We believe that of our significant accounting policies, which are described in Note 2 to the accompanying audited consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations.

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

The transaction price is comprised of the contractual fixed fee specified in each customer agreement and is allocated to the single performance obligation. We recognize revenue when our performance obligation is satisfied through the fulfillment of the contractual promises. Our performance obligation is generally fulfilled when we provide access to the specified data either throughout the duration of each customer agreement’s contractual term or upon delivery of a one-time batch of historic data. We may deliver data and the license without supplying connectivity services. As such, we recognize revenue for customers with a contractual agreement to provide data over a period ratably over the term of the contract which is typically one year. We recognize revenue for historic batches of data to the customer, upon delivery of such data. Standard payment terms are 30 days from the date of the invoice which is typically sent to the customer monthly or upon delivery of the one-time historic batch of data.

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

Software & Cloud Solutions

Our software and cloud customer agreements contain one or a combination of the following contractual promises: (i) access to a single-tenant SaaS platform; and (ii) professional services, which may include consulting, design, data evaluation, engineering, implementation and training. We assessed these customer agreements under ASC 606 (see Note 2 to accompanying audited consolidated financial statements) and determined that the above contractual promises each represent distinct performance obligations. In cases where the customer has a unilateral right to terminate the contract for convenience and without penalty, the contract term is limited to the period through which the parties have enforceable rights and obligations. In addition to impacting the revenue recognition pattern, the shorter contract term also impacts our determination of performance obligations and transaction price, as certain services and their related fees are considered part of optional contract renewals, as opposed to the original contract.

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

In accordance with ASC 606, we have not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Further, because customers with contracts with no substantive termination penalty have the ability to terminate for convenience, the total amount of the transaction price allocated to the unsatisfied performance obligation were not disclosed.

Internally Developed Software Costs

We capitalize certain costs incurred for the internal development of software. Internally developed software includes our proprietary portal software and related applications and various applications used in our management’s portals. We expense costs incurred during the preliminary project stage for internal software programs as incurred. We capitalize external and internal costs incurred during the application development stage of new software development, as well as for upgrades and enhancements for software programs that result in additional functionality. Where applicable, we amortize over a software’s estimated useful life costs for the internally developed software. We take impairment charges when circumstances indicate that the carrying values of the assets were not fully recoverable. In the years ended December 31, 2022 and 2021, we have not recognized any impairment charges.

Valuation of Advanced Subscription Agreements, Forward Purchase Agreement, Exchangeable Right Liability, Derivative Liability, and GM Securities Purchase Agreement.

We record our ASAs, Forward Purchase Agreement, Exchangeable Right Liability, and GM Securities Purchase Agreement at fair value with changes in fair value recorded in the audited Consolidated Statements of Operations and Comprehensive Loss.

Our previously outstanding convertible notes contained redemption features that meet the definition of a derivative instrument. We classified these instruments as a liability on our audited Consolidated Balance Sheets because the redemption features were not clearly and closely related to its host instrument and met the definition of a derivative. The derivative liability was initially recorded at fair value upon issuance of the convertible notes and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability were recognized in the audited Consolidated Statements of Operations and Comprehensive Loss. In connection with the Virtuoso Business Combination in 2021, all of the outstanding principal and accrued interest under the convertible notes was automatically converted into ordinary shares of Wejo Limited, which were then converted into Wejo Group Limited common shares, and the derivative liability was extinguished.

As a result of the amendment to the FPA, the Company’s share price at December 31, 2022 approximates the fair value of the FPA most closely as the $10 per share ceiling is not probable to be triggered. Apollo’s rights to retain excess proceeds beyond the Forward Price economically serves as a cap for our potential future value per share. Following our entry into the FPA Amendment (see Note 6 to the accompanying audited consolidated financial statements), the Company may direct each Apollo seller to sell the remaining FPA Shares at any time, provided that such direction is made outside of a blackout period.

The fair value of the Exchangeable Right Liability was determined using a Black-Scholes model. The Company has 6,600,000 outstanding Exchangeable Rights. Each Exchangeable Right entitles the holder to exchange one Exchangeable Right for one of the Company’s common shares at an exercise price of $11.50 per share, subject to adjustment, or cash, at Wejo Bermuda’s option. The Exchangeable Rights cannot be exercised until 12 months after the issuance thereof, which occurred in connection with the closing of the Virtuoso Business Combination on November 18, 2021. Thereafter, it can be exercised at any time up until the fifth year following the close of the Virtuoso Business Combination.

The fair value of the GM Securities Purchase Agreement was determined utilizing the fair value option to determine the fair value of the SCN. The fair value of the SCN was calculated using a hybrid of the probability-weighted expected return method, scenario-based method, and binomial lattice methods as the ultimate maturity date and put price are contingent upon the Company’s engagement (or lack thereof) in certain qualifying transactions; accordingly, it is reasonable to estimate the SCN’s fair value in each scenario and to determine the probability-weighted value. Within each scenario, the binomial lattice model was applied to capture the various optionality available to borrower and lender. We utilized the Black-Scholes option pricing model to determine the fair value of the GM Warrants and we concluded that the GM Warrants be classified as a liability on the audited Consolidated Balance Sheets.

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

Assumptions used in the ASAs and derivative liability OPM include the following:

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

Assumptions used in the SCN and the GM Warrants include the following:

•Expected volatility — Our historical volatility over a range of look-back periods and observable implied volatility data.

•Risk-free interest rate — The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for the period commensurate with the scenario-specific term to maturity of the notes.

•Estimated credit spread — The credit spread is determined by estimated credit spreads ranges (depending on the timeframe considered) based upon the results of two synthetic credit rating models that include considerations for items such as fundamental analysis per S&P Global Intelligence, discussions with Management, the Company's current liquidity position, and observed market data for CCC corporate bond composite yields.

•Value of common share — Stock price is determined using the Company’s closing price as of December 31, 2022.

•Expected term — is based on the maturity date of the SCN.

Share-Based Compensation

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

The Company uses the intrinsic value to determine the fair value of restricted share units granted to the directors. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 18 to the accompanying audited consolidated financial statements for the Company’s assumptions used in connection with option grants made during the periods covered by these audited consolidated financial statements. Assumptions used in the option pricing model include the following:

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

Fair value of common shares — Given the absence of an active market for the Company’s common shares prior to the Virtuoso Business Combination, the Company calculated the fair value of its common shares in accordance with the guidelines in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company’s valuations of common shares were prepared using a market approach, based on precedent transactions in the shares, to estimate the Company’s total equity value using the OPM, which used a combination of market approaches and an income approach to estimate the Company’s enterprise value. After Virtuoso Business Combination, the fair value of common shares is determined by reference to the closing price of common shares on the NASDAQ on the date of grant.

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

•the prices at which the Company sold common shares;
•the Company’s stage of development and business strategy;
•external market conditions affecting the industry, and trends within the industry;
•the Company’s financial position, including cash on hand, and its historical and forecasted performance and operating results;
•the lack of an active public market for its common shares;
•the likelihood of achieving a liquidity event, such as an IPO or a sale of the company in light of prevailing market conditions; and
•the analysis of IPOs and the market performance of similar companies in the industry.

The assumptions underlying the Company’s valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used significantly different assumptions or estimates, the fair value of its common shares could be materially different.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the accompanying audited consolidated financial statements appearing in this Annual Report on Form 10-K.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an EGC at least during the 2023 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an EGC or is an EGC that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Interest Rate Risk

As of December 31, 2022, we held cash of $8.6 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. and UK bank interest rates. We have not entered investments for trading or speculative purposes.

Foreign Currency Exchange Risk

The functional currency of Wejo is in US dollars (“US $”). The functional currency of the Company’s operating subsidiary, Wejo Limited, is British pounds sterling. The determination of the respective functional currency is based on the criteria stated in ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.

Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other expense, net in the audited Consolidated Statements of Operations and Comprehensive Loss. The financial statements of subsidiaries are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates and shareholders’ (deficit) equity is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to accumulated other comprehensive income, a component of shareholders’ (deficit) equity.

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

We may invest in a variety of financial instruments, principally cash deposits, money market funds, securities issued by the U.S. government and its agencies and corporate debt securities; as of December 31, 2022, our funds are principally held in the form of cash on hand. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

We do not currently have any auction rate or mortgage-backed securities. We do not believe our cash has significant risk of default or illiquidity; however, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

Item 8. Financial Statements and Supplementary Data

The audited Consolidated Balance Sheets of Wejo as of December 31, 2022 and 2021 and the audited Consolidated Statements of Operations and Comprehensive Loss, Cash Flows and Shareholders’ (Deficit) Equity for each of the two years in the period ended December 31, 2022, the Notes to the audited consolidated financial statements, and the Report of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Wejo have been omitted either because they are not applicable, are not required or the information required is included in the audited consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wejo Group Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wejo Group Limited (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
Manchester, United Kingdom
April 3, 2023

Wejo Group Limited
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$8,626	$67,322
Accounts receivable, net	4,264	1,416
Forward Purchase Agreement	2,687	45,611
Prepaid expenses and other current assets	6,727	17,518
Total current assets	22,304	131,867
Property and equipment, net	474	651
Operating lease right-of-use asset	452	—
Intangible assets, net	7,337	9,489
Other assets	566	—
Total assets	$31,133	$142,007
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable, including due to related party of $967 and $1,464, respectively	$21,851	$15,433
Accrued expenses and other current liabilities	26,599	21,089
Current portion of operating lease liability	431	—
Secured Convertible Notes	11,390	—
Income tax payable	—	282
Total current liabilities	60,271	36,804
Non-current liabilities:
Long term debt, net of unamortized debt discount and debt issuance costs	36,426	33,705
Long term portion of operating lease liability	21	—
Warrant liability - GM Securities Purchase Agreement	343	—
Public Warrants	594	12,650
Exchangeable Right liability	403	11,154
Other non-current liability	1,838	—
Total liabilities	99,896	94,313
Commitments and contingencies
Shareholders’ (deficit) equity
Common shares, $0.001 par value, 634,000,000 shares authorized; 109,461,562 and 93,950,205 shares issued and outstanding as of December 31, 2022 and 2021, respectively	109	94
Additional paid in capital	445,478	415,304
Accumulated deficit	(529,204)	(369,951)
Accumulated other comprehensive income	14,854	2,247
Total shareholders’ (deficit) equity	(68,763)	47,694
Total liabilities and shareholders’ (deficit) equity	$31,133	$142,007
The accompanying notes are an integral part of these consolidated financial statements.

Wejo Group Limited
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue, net	$8,396	$2,566
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,739	3,583
Technology and development	33,893	26,265
Sales and marketing	20,569	22,920
General and administrative	62,104	104,144
Depreciation and amortization	4,037	4,411
Total costs and operating expenses	128,342	161,323
Loss from operations	(119,946)	(158,757)
Interest expense	(5,249)	(9,597)
Other expense, net	(33,645)	(49,067)
Loss before taxation	(158,840)	(217,421)
Income tax expense	(413)	(357)
Net loss	(159,253)	(217,778)
Other comprehensive income:
Foreign currency exchange translation adjustment	12,607	2,541
Total comprehensive loss	$(146,646)	$(215,237)
Net loss per common share - basic and diluted	$(1.58)	$(5.00)
Weighted-average common shares - basic and diluted	100,795,106	43,553,504
The accompanying notes are an integral part of these consolidated financial statements.

Wejo Group Limited
Consolidated Statements of Shareholders' (Deficit) Equity
(in thousands, except share amounts)

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' (Deficit) Equity
	Shares	Value
Balance at December 31, 2020	36,463,696	$36	$105,835	$(294)	$(152,173)	$(46,596)
Debt discount related to beneficial conversion feature of convertible loan notes (Note 10)	—	—	31,289	—	—	31,289
Exercise of legacy warrants to purchase common shares	1,967,193	2	604	—	—	606
Conversion of convertible loan notes	10,460,460	11	106,241	—	—	106,252
Conversion of Advanced Subscription Agreements	1,053,273	1	12,756	—	—	12,757
Exercise of share options	15,681,274	16	2,070	—	—	2,086
Issuance of Common Shares in connection with the business combination, net of transaction cost of $16,464	15,474,309	15	(18,511)	—	—	(18,496)
Private Investment in Public Equity financing, net of issuance costs of $5,783	12,850,000	13	122,704	—	—	122,717
Share-based compensation expense	—	—	52,316	—	—	52,316
Unrealized gain on foreign currency translation	—	—	—	2,541	—	2,541
Net loss	—	—	—	—	(217,778)	(217,778)
Balance at December 31, 2021	93,950,205	94	415,304	2,247	(369,951)	47,694
Issuance of common shares	4,182,216	4	7,550	—	—	7,554
Issuance of common shares related to PIPE agreement, net of transaction costs of $186	11,329,141	11	13,792	—	—	13,803
Issuance of warrants related to PIPE agreement	—	—	1,894	—	—	1,894
Share-based compensation expense	—	—	6,938	—	—	6,938
Unrealized gain on foreign currency translation	—	—	—	12,607	—	12,607
Net loss	—	—	—	—	(159,253)	(159,253)
Balance at December 31, 2022	109,461,562	$109	$445,478	$14,854	$(529,204)	$(68,763)
The accompanying notes are an integral part of these consolidated financial statements.

Wejo Group Limited
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(159,253)	$(217,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,649	5,163
Loss on issuance on financial instruments measured at fair value	4,116	65,641
Change in estimated fair value on financial instruments measured at fair value	15,762	(41,095)
Loss on extinguishment of convertible loans	—	25,598
Gain on settlement of Forward Purchase Agreement	—	(399)
Expenses relating to capital raising activities	799	—
Gain on disposal of property and equipment	—	(4)
Depreciation and amortization	4,037	4,411
Non-cash share-based compensation expense	6,938	52,316
Non-cash expense settled by issuance of commitment shares	3,000	—
Non-cash loss (gain) on foreign currency remeasurement	11,929	(1,354)
Changes in operating assets and liabilities:
Accounts receivable	(2,849)	(727)
Prepaid expenses and other current assets	9,373	(9,775)
Accounts payable	8,177	(1,361)
Accrued expenses and other current liabilities	8,889	12,516
Income tax payable	(372)	282
Other non-current liability	1,885	—
Other assets	(581)	—
Net cash used in operating activities	(85,501)	(106,566)
Investing activities
Purchases of property and equipment	(311)	(562)
Development of internal software	(2,565)	(2,716)
Net cash used in investing activities	(2,876)	(3,278)
Financing activities
Proceeds from issuance of ordinary shares to PIPE investors, net of issuance costs	—	122,717
Proceeds from Virtuoso Business Combination	—	70,308
Proceeds from issuance of common shares, net of transaction costs	18,358	—
Proceeds from issuance of warrants to purchase common shares	1,894	—
Proceeds from exercise of warrants to purchase common shares	—	606
Proceeds from issuance of Secured Convertible Notes, net of discount	9,500	—
Proceeds from exercise of options	—	2,086
Proceeds from issuance of convertible loans, net of transaction costs	—	16,222
Payment of issuance costs of convertible loans	—	(1,004)
Net proceeds from issuance of long-term debt	—	31,865
Payment of issuance costs of long-term debt	—	(638)
Payment of Virtuoso Business Combination costs	(2,238)	—
Repayment of other loan	—	(84)

Settlement of Forward Purchase Agreement	2,473	2,517
Advance payment of Forward Purchase Agreement	—	(75,012)
Repayment of related party debt	—	(10,142)
Net cash provided by financing activities	29,987	159,441
Effect of exchange rate changes on cash	(306)	3,304
Net (decrease) increase in cash	(58,696)	52,901
Cash at beginning of period	67,322	14,421
Cash at end of period	$8,626	$67,322
Non-cash investing and financing activities
Property and equipment purchases in accounts payable	$—	$90
Advanced Subscription Agreements converted into common shares	$—	$12,757
Virtuoso Business Combination costs included in accounts payable and accrued expenses	$6,159	$8,476
Expense related to capital raising activities included in accounts payable and accrued expenses	$799	$—
Conversion of convertible loan notes	$—	$106,252
Convertible note issued through settlement of accounts payable and recognition of prepaid revenue share costs	$—	$4,813
Net liabilities acquired in the Virtuoso Business Combination through issuance of common shares	$—	$1,966
Supplemental cash flow information
Taxes paid	$543	$56
Interest paid	$2,399	$863
The accompanying notes are an integral part of these consolidated financial statements.

1. Description of the Business

In these audited consolidated financial statements and related notes, Wejo Group Limited and its consolidated subsidiaries are referred to collectively as “Wejo” and the “Company” unless the context requires otherwise. Wejo is an emerging leader in the Smart Mobility market, helping business sectors through the collection, standardization and analysis of connected vehicle data. Connected vehicles contain hundreds of data sensors, emitting information such as location, speed, direction and events such as braking, temperature and weather conditions. This data creates intelligence, that is collected in near real-time, which has, historically, been unavailable from any other source.

Wejo ingests and standardizes this data, mainly in the United States and Europe currently, through its proprietary cloud software and analytics platform Wejo Neural Edge. The Company’s products enable customers such as departments of transportation, retailers, construction firms and research departments to unlock unique insights about journeys, cities, electric vehicle usage, safety and more. Over the next two to three years, the Company expects to expand its platform to ingest data globally, and to expand into additional marketplaces as well as providing business insights to its customers, including: OEM preferred partners, Tier 1s, fleet providers, municipalities, universities and other businesses.

Wejo Group Limited was originally incorporated as an exempted limited company under the laws of Bermuda on May 21, 2021 for purposes of effectuating the Virtuoso Business Combination contemplated by that certain Agreement and Plan of Merger dated as of May 28, 2021, by and among Virtuoso, Merger Sub, Wejo Bermuda and Wejo Limited (a private limited liability company incorporated under the laws of England and Wales on December 13, 2013, herein referred to as “Legacy Wejo” or “Accounting Predecessor”). In connection with the Virtuoso Business Combination, the Company’s common shares and warrants were listed on the NASDAQ under the symbols WEJO and WEJOW, respectively.

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the audited consolidated financial statements are issued (the “Going Concern Period”). This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued, which are described below. When substantial doubt about the Company’s ability to continue as a going concern exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

As is common in early-stage companies with limited operating histories, the Company is subject to risks and uncertainties such as its ability to influence the connected vehicle market; successfully invest in technology, attract and retain resources and new business capabilities; maintain and grow the customer base; secure additional capital to support the investments needed and working capital requirements for its anticipated growth; comply with governing laws and regulations; and other risks and uncertainties such as those described in the Company’s 2022 Annual Report in Part I, Item 1A.

The Company has incurred significant operating losses since its formation. During the year ended December 31, 2022 and 2021, the Company incurred a loss from operations of $119.9 million and $158.8 million, respectively, and used $85.5 million and $106.6 million of cash in operating activities, respectively. As of December 31, 2022, the Company had cash of $8.6 million (which has decreased subsequent to this date in line with the forecasted spend), an accumulated deficit of $529.2 million, and the Company’s current liabilities exceeded its current assets by $38.0 million. The Company's current liabilities have continued to increase as it continues to operate and reflecting the current liquidity constraints. Despite increasing revenue levels as the Company scales, the operating losses are expected to continue as the Company makes investments to develop new products until the Company reaches the necessary scale to generate net cash inflow from operations. Accordingly, the Company has historically relied on private equity and debt to fund operations.

Management have taken measurable actions to significantly reduce expenses against the 2022 operating plan. Cost reductions include a reduction in its workforce, elimination of non-revenue projects, reductions in expenditures by negotiations with vendors in areas such as data acquisition, cloud costs, license fees for software, legal and professional fees, insurance and other costs. Furthermore, the Company has decreased its cash utilization from $10.0 million per month at the start of 2022 to approximately $6.0 million per month during the fourth quarter of 2022 and the first quarter of 2023.

Until the Company reaches cash flow breakeven operationally, it is in discussions with key vendors to allow the Company to pay for past and current services with the Company’s common shares in lieu of cash for some or all of the amounts owed. This partial payment in common shares, and any modification of the timing for payment, would allow the Company to manage its cash obligations while it completes the capital raising initiatives discussed below or that otherwise may be available to the Company.  The Secured Loan Notes (as defined in Note 15) may provide the lenders thereunder with certain rights if the Company commences negotiations with one or more of its creditors with a view to rescheduling any of its indebtedness or grants a lien to another lender with respect to the collateral securing the Company’s obligations under the Secured Loan Notes. The Company believes it has the support of the lenders under its Secured Loan Notes to allow the above transactions to proceed, and anticipates that this support will continue to be provided. The Company believes that it is in compliance with all of the terms of the Secured Loan Notes.  There can be no certainty that the creditors will continue to support the Company, and if they took action against the Company then the Company would have to take protective action.

Without additional cash coming into the business, the Company will run out of cash in early April 2023. The Company has two funding options to raise cash in the short term, although the amounts to be received through those options are uncertain: (1) the ATM Agreement (upon the effectiveness of the Company’s Shelf Registration Statement) as described in Note 3, and (2) the Forward Purchase Agreement as described in Note 6. Both Facilities are driven by the future price of the Company’s common shares and future trading volumes of the Company’s common shares, each of which will likely limit the timing and actual level of funds that can be raised. In addition, the window in which the Company can utilize these Facilities may be restricted during “black-out periods” under the Company’s insider trading policy and if it is in possession of material non-public information. The FPA facility expires in November 2023.

The Company has spent significant effort in 2022 and early 2023 identifying and optimizing alternative capital pathways to fund operations for the long-term, culminating with the raising over $38.0 million of bridge capital over that period through the following transactions, among others: (i) the CFPI Stock Purchase Agreement; (ii) the July 2022 PIPE; (iii) the Apollo FPA; (iv) the GM Securities Purchase Agreement; (v) the Second Lien SPA; and (vi) a $2.0 million short term loan from the Company’s Chairman, Tim Lee (see Notes 3 and 25).

In furtherance of its long-term capital strategy, on January 10, 2023, the Company announced it entered into a Business Combination Agreement with TKB as a result of which, at the closing of the transaction, the Company expects to acquire up to $57.0 million in cash TKB has retained in trust, net of any redemptions by TKB shareholders in connection with the vote to approve the transaction (see Note 25). As part of this long-term capital strategy, the Company has been reaching out to strategic, institutional and other investors to fund a PIPE equity financing transaction in conjunction with the TKB Business Combination from which it is targeting a capital raise of $75.0 million. The completion of the business combination with TKB is subject to certain key conditions, including, completion of the merger by June 27, 2023. As of March 31, 2023, we entered into a non-binding letter of intent, subject to certain closing and other conditions, with a strategic investor to anchor the PIPE with a potential $20.0 million investment.

In addition, in order to bridge to the TKB Business Combination and PIPE transactions, the Company is working to raise at least $20.0 million (which would be an advance on the targeted $75.0 million PIPE) from investors in the form of debt that converts into common shares, at the option of the investor, before the closing of the TKB Business Combination or at the closing of that transaction and the related PIPE (the “Bridge Financing”). The Company expects to use the proceeds of the Bridge Financing to redeem the $3.7 million Second Lien Notes (as described in Note 25) and provide financing through the second quarter of 2023. No legally binding agreement is yet in place for Bridge Financing and therefore there can be no assurances that this transaction will be completed.

Under the current operating plan, which includes the payment for services in the Company’s common shares discussed above, combined with use of the Apollo FPA, the Bridge Financing and the ATM Agreement (upon activation), the Company expects to have sufficient cash to operate the business until the completion of the PIPE and TKB Business Combination.

The Company’s cash flow forecasts indicate that the business can now only continue to operate for a very short period of time without raising additional new funding. The Company’s Board continues to be mindful of its fiduciary duties in the zone of insolvency and has sought the advice of insolvency experts in the key jurisdictions in which it operates to ensure it remains compliant with those obligations and any applicable regulations. If the Company has exhausted all options and no longer has a reasonable expectation of obtaining sufficient new funding, or it no longer retains the support of its creditors, then a filing for bankruptcy or administration would occur.

While the Company expects these transactions to close and the capital contemplated therefrom to be raised, as described in Item 1A, Risk Factors and elsewhere in this Annual Report, no legally binding agreement is yet in place for the Bridge Financing or the PIPE, and for that reason and others, there can be no assurances that the Bridge Financing, the PIPE and the TKB Business Combination will close or that the Company will raise sufficient funds from these transactions.

Given the Company’s current liquidity, cash burn rate and capital readily available to us, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern within one year from the issuance date of the Company’s audited consolidated financial statements. Further, there can be no assurances that it is probable the financing transactions discussed above will be completed on time or at all and the Company’s expectations will be achieved. The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The audited consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary from the outcome of this uncertainty.

2. Summary of Significant Policies

Basis of Presentation

The accompanying audited consolidated financial statements for the year ended December 31, 2022, include the accounts of the Company, and its subsidiaries, based upon information of Wejo Group Limited after giving effect to the transaction with Virtuoso completed on November 18, 2021. The comparative financial information for the year ended December 31, 2021 includes information of Legacy Wejo for the period prior to giving effect to the Virtuoso Business Combination. Prior to the Virtuoso Business Combination, Wejo Group Limited had no material operations, assets or liabilities. Upon closing of the Virtuoso Business Combination, outstanding capital stock of legacy shareholders of Legacy Wejo was converted to Wejo Group Limited’s common shares, in an amount determined by application of the respective exchange ratio (“Exchange Ratio”) for each share class, which was based on Legacy Wejo’s implied price per share prior to the Virtuoso Business Combination. For periods prior to the Virtuoso Business Combination, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio.

The Company has summarized certain non-operating income (expense) lines in its Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021 into a single line, Other expense, net in order to conform to the current year presentation. These non-operating income (expense) lines include: Loss on issuance of convertible loan notes, Loss on extinguishment of convertible loan notes, Gain on fair value of derivative liability, Gain on fair value of public warrant liabilities, Loss on fair value of Forward Purchase Agreement, Gain on fair value of Exchangeable Right liability, Loss on issuance of Forward Purchase Agreement, Gain on settlement of Forward Purchase Agreement, Loss on fair value of Advanced Subscription Agreements, and Other income, net (see Note 11).

The Company has also summarized certain non-operating (gain) loss lines in its Consolidated Statements of Cash Flows for the year ended December 31, 2021 into two lines, Loss on issuance on financial instruments measured at fair value and Change in estimated fair value on financial instruments measured at fair value. The Loss on issuance on financial instruments measured at fair value line includes Loss on issuance of convertible loans and Loss on issuance of Forward Purchase Agreement. The Change in estimated fair value on financial instruments measured at fair value line includes Loss on fair value of Advanced Subscription Agreements, Gain on fair value of derivative liability, Gain on fair value of public warrant liabilities, Loss on fair value of Forward Purchase Agreement, and Gain on fair value of Exchangeable Right liability.

These reclassifications for the year ended December 31, 2021 presented for a comparative purpose have no impact on the historical operating income, net income, total assets, liabilities, shareholders’ (deficit) equity or cash flows as previously reported by the Company.

The accompanying audited consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated upon consolidation.

Foreign Currency Translation

The functional currency of Wejo Group Limited is in US dollars (“US $”). The functional currency of the Company’s main operating subsidiary, Legacy Wejo, is British pounds sterling. The determination of the respective functional currency is based on the criteria stated in ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in Other expense, net in the audited Consolidated Statements of Operations and Comprehensive Loss. The Company recorded foreign exchange losses of $13.8 million for the year ended December 31, 2022 and foreign exchange gains of $0.2 million for the year ended December 31, 2021.

For financial reporting purposes, the audited consolidated financial statements of the Company have been presented in the U.S. dollar, the reporting currency. The financial statements of the subsidiaries are translated from each relevant functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses and are translated at the average exchange rates and shareholders’ (deficit) equity is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to Accumulated other comprehensive income, a component of Shareholders’ (deficit) equity.

Use of Estimates

The preparation of audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these audited consolidated financial statements include, but are not limited to, the fair value of the common shares, derivative liability, Advanced Subscription Agreements, Forward Purchase Agreement, Exchangeable Right Liability, GM Securities Purchase Agreement, warrant liabilities, income taxes, software development costs and the estimate of useful lives with respect to developed software, warrants, accounting for share-based payments, and timing of contractual obligations. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that subject the Company to credit risk consist of accounts receivable and cash. The Company places cash in established financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company periodically assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

Cash

Cash consists of cash on hand, which is unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

Accounts Receivable

The Company records accounts receivable at the invoiced amount and in some cases charge interest on past due invoices. The Company reviews its accounts receivable from customers that are past due to identify specific accounts with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations. Based on historical receipts and collections history, management has recognized an allowance for doubtful accounts of $0.6 million and $0.4 million, respectively, as of December 31, 2022, and 2021.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Estimated Useful Life
Office equipment and computers	3 years
Furniture and fixtures	5 years

Intangible Assets

In December 2018, the Company acquired a multi-year license to access vehicle data from GM through a Data Sharing Agreement that represents a contract-based intangible asset in accordance with ASC 805, Business Combinations. The Company’s data sharing agreement was recognized at its fair value and is being amortized over its contract life of 7 years using the straight-line method as a finite-lived identifiable intangible asset in accordance with ASC 350, Intangible Assets.

Internally Developed Software Costs

The Company amortizes internally developed software on a straight-line basis over three years once the software testing is complete and certain costs incurred for the internal development of software are capitalized. Internally developed software includes the Company’s proprietary portal software and related applications and various applications used in the management of the Company’s portals. Costs incurred during the preliminary project stage for internal software programs are expensed as incurred. External and internal costs incurred during the application development stage of new software development, as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. Software development costs capitalized for the internal development of software are amortized over the estimated useful life of the applicable software. Impairment charges are taken as a result of circumstances that indicate that the carrying values of the assets were not fully recoverable. The Company has not recognized any impairment losses during the years ended December 31, 2022 and 2021.

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of Property, and equipment and finite-lived Intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded in the audited Consolidated Statements of Operations and Comprehensive Loss. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. The Company also regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-lived intangible assets may warrant revision. The Company has not recognized any impairment losses during the years ended December 31, 2022 and 2021.

Revenue Recognition

The Company recognizes revenue under ASC 606. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

The Company also has a limited number of “Data Management Agreements” in which customers have engaged Wejo to configure a single-tenant instance of Wejo’s Neural Edge platform. Once deployed, these platforms will be offered on a SaaS basis, meaning that the customer cannot take possession of the software and can only utilize the platform in conjunction with the hosting services provided by Wejo.

Revenue is measured net based on the amount of consideration the Company expects to receive, reduced by associated revenue share due to certain OEMs under data license arrangements and related taxes. The Company applied the practical expedient in ASC 606 to expense as incurred those costs to obtain a contract with a customer for which the amortization period would have been one year or less. See Note 5, Revenue from Customers, for further discussion on revenue.

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

Share-Based Compensation

The Company grants equity awards under its share-based compensation programs, pursuant to the Company’s 2021 Equity Incentive Plan in the form of options and restricted share units.

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

The Company uses the intrinsic value to determine the fair value of restricted share units granted to employees. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 18 for the Company’s assumptions used in connection with option grants made during the periods covered by these audited consolidated financial statements. Assumptions used in the option pricing model include the following:

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

Fair value of common shares — Given the absence of an active market for the Company’s common shares prior to the Virtuoso Business Combination, the Company calculated the fair value of its common shares in accordance with the guidelines in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company’s valuations of common shares were prepared using a market approach, based on precedent transactions in the shares, to estimate the Company’s total equity value using the Option Pricing Model (“OPM”), which used a combination of market approaches and an income approach to estimate the Company’s enterprise value. After the Virtuoso Business Combination, the fair value of common shares is determined by reference to the closing price of common shares on the NASDAQ on the date of grant.

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

•the prices at which the Company sold common shares;
•the Company’s stage of development and business strategy;
•external market conditions affecting the industry, and trends within the industry;
•the Company’s financial position, including cash on hand, and its historical and forecasted performance and operating results;
•the lack of an active public market for its common shares;
•the likelihood of achieving a liquidity event, such as an IPO or a sale of the company in light of prevailing market conditions; and
•the analysis of IPOs and the market performance of similar companies in the industry.

The assumptions underlying the Company’s valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used significantly different assumptions or estimates, the fair value of its common shares could be materially different.

Market-Based Restricted Stock Unit

In order to value awards with market conditions, the Company uses a lattice model or a Monte Carlo simulation model because different share price paths or share price realizations result in different values for the award.

Key inputs and assumptions used in the Monte Carlo simulation include the following:

Estimated Volatility: The Company considered its own historical volatility, implied historical volatility of the Public Warrants and the historical volatility of comparable companies.

Risk-free interest rate: The risk-free interest rate is determined by reference to the US Government Bond yield curve as of the valuation date.

Expected dividend: Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Share Price: The closing price of the Company as of the valuation date.

Public Warrants

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for the 11,500,000 Public Warrants as warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s audited Consolidated Statements of Operations and Comprehensive Loss. The measurement of the Public Warrants as of December 31, 2022 and 2021 used the observable market quote in the active market.

Exchangeable Right Liability

The Exchangeable Rights are accounted for as a derivative liability under ASC 815-40 as they are freestanding instruments with provisions that preclude them from being indexed to the Company’s common shares. The Exchangeable Rights were initially recorded at fair value on the closing date of the Virtuoso Business Combination (November 18, 2021) and was subsequently remeasured at the balance sheet date with the changes in fair value recognized within its respective line in the audited Consolidated Statements of Operations and Comprehensive Loss (See Note 17).

Benefit from Research and Development Tax Credit

The Company files corporate income tax returns in the UK, US and other foreign jurisdictions. Due to the start-up nature of the business, the Company has generated significant taxable losses since its inception. The benefit from research and development tax credits is recognized in the audited Consolidated Statements of Operations and Comprehensive Loss as a component of Other expense, net, and represents the sum of the research and development tax credits recoverable in the UK.

As a company that carries out research and development activities, the Company submits tax credit claims under the UK Research and Development Expenditure Credit (“RDEC”) program. Qualifying expenditures largely comprise of employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which the Company does not receive income.

Each reporting period, the Company evaluates whether it is expected to be eligible for the tax relief program and records the amount in other income (expense) for the portion of the expense that it expects to qualify under the programs. A submission is made to HM Revenue and Customs (“HMRC”), which has a reasonable assurance that the amount will be realized. The Company follows the criteria established by HMRC and expects a proportion of expenditures to be eligible for the RDEC programs for the years ended December 31, 2022 and 2021. The RDEC credits are not dependent on the Company generating future taxable income or on its ongoing tax status. The Company has assessed its research and development activities and expenditures to determine whether if this activity qualifies for credit under the tax relief programs established by the UK government. which are subject to interpretation. At the end of each period, the Company estimates the reimbursement calculation based on information available at the time.

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. The Company makes estimates of the research and development tax credit receivable as of each balance sheet date, based upon facts known at the time. Although the Company does not expect its estimates to be materially different from the amounts ultimately recognized, its estimates could differ from actual results. To date, there have not been any material adjustments to the Company’s prior estimates of the RDEC tax credit receivable.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the audited consolidated financial statements or in its tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the audited consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that deferred tax assets will be recovered in the future to the extent management believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes in the audited consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the audited consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of December 31, 2022 and 2021, the Company has not identified any uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the Income tax expense line in the accompanying audited Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2022 and 2021, no accrued interest or penalties are included on the related tax liability line in the audited Consolidated Balance Sheets.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ (deficit) equity that result from transactions and economic events other than those with shareholders.

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

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, accounts payable and accrued expenses, which approximate fair value because of their short-term maturities. Certain assets of the Company are carried at fair value under U.S. GAAP. “Fair value” is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

The Public Warrants are classified within Level 1 of the fair value hierarchy because its fair values are quoted from active markets. The FPA is classified within Level 2 as the Company’s share price approximates the fair value of the financial asset as the $10 per share ceiling is not probable to be triggered. The Company’s SCN, GM Warrants, Exchangeable Right Liability, Advanced Subscription Agreements and derivative liability associated with the convertible loans are classified within Level 3 of the fair value hierarchy because their fair values are estimated by utilizing valuation models and significant unobservable inputs. The Company’s convertible loans payable, long-term debt and debt from related parties are measured at amortized cost, given the fair value option was not elected.

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

Derivative Liability

The Company’s convertible loans (see Note 13) before the conversion contained redemption features that met the definition of a derivative instrument. The Company classified these instruments as a liability on its audited Consolidated Balance Sheets because the redemption features were not clearly and closely related to its host instrument and met the definition of a derivative. The derivative liability was initially recorded at fair value upon issuance of the convertible loans and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability were recognized within Other expense, net on the audited Consolidated Statements of Operations and Comprehensive Loss.

Forward Purchase Agreement

On November 10, 2021, Apollo and the Company entered into the Forward Purchase Agreement, which is a freestanding financial instrument. The Company accounts for the Forward Purchase Agreement in accordance with ASC 815-40, under which the Forward Purchase Agreement does not meet the criteria for equity classification and must be recorded as an asset. Prior to the FPA Amendment, which occurred on August 22, 2022, the value of the Forward Purchase Agreement was measured by an option pricing approach considering Apollo's rights to retain proceeds in excess of $10 per share, or the “Forward Price”. As a result of the amendment to the FPA, the Company’s share price at December 31, 2022 approximates the fair value of the FPA most closely as the $10 per share ceiling is not probable to be triggered. Accordingly, the Company recognized the Forward Purchase Agreement within current assets on the audited Consolidated Balance Sheets as well as Other expense, net on the audited Consolidated Statements of Operations and Comprehensive Loss with regards to changes in the fair value (see Note 6).

Private Placement of Common Shares and Warrants

On July 27, 2022, the Company entered into subscription agreements with various investors, including Sompo Light Vortex pursuant to which the Company agreed to issue and sell Company’s PIPE Units in a private placement, each consisting of (i) one of the common shares, and (ii) one third of one warrant to purchase one common share (the “July 2022 Warrants”). The terms of the July 2022 Warrants do not create any obligation to transfer cash to the investor but a fixed amount of common shares upon exercise. Therefore, the Company accounts for the July 2022 Warrants as equity-classified instruments (as part of additional paid in capital), based on an assessment of Distinguishing Liabilities from Equity (“ASC 480”). The assessment considers whether the July 2022 Warrants are freestanding financial instruments, meet the definition of a liability or whether the July 2022 Warrants meet all of the requirements for equity classification, including whether the July 2022 Warrants are indexed to the Company’s own shares, among other conditions for equity classification.

GM Securities Purchase Agreement

On December 16, 2022, the Company entered into a Securities Purchase Agreement with GM and pursuant to the GM Securities Purchase Agreement, issued and sold to GM the SCN and the GM Warrants to acquire common shares (see Note 14). As allowed under ASC 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option in accounting for the SCN. The Company determined it was appropriate to apply the fair value option to the SCN because there are no substantial premiums associated with this instrument. The fair value of the SCN was calculated using a hybrid of the probability-weighted expected return method, scenario-based method, and binomial lattice methods as the ultimate maturity date and put price are contingent upon the Company’s engagement (or lack thereof) in certain qualifying transactions; accordingly, it is reasonable to estimate the SCN’s fair value in each scenario and to determine the probability-weighted value. Within each scenario, the binomial lattice model was applied to capture the various optionality available to borrower and lender. The Company concluded that the GM Warrants be classified as a liability on the audited Consolidated Balance Sheets in accordance with ASC 480 and ASC 815. The Company utilized the Black-Scholes option pricing model to determine the fair value of the GM Warrants.

Recently Issued Accounting Pronouncements Adopted

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
On January 1, 2022, the Company adopted ASU 2016-02, using the modified retrospective method for lease accounting. The Company recognized an operating lease right-of-use asset of $3.3 million, a current operating lease liability of $0.6 million, and a long term operating lease liability of $2.6 million in the audited Consolidated Balance Sheets as a result of the implementation of this standard. As a part of management’s measurable actions taken to significantly reduce expenses, the Company has exercised an option to modify its Manchester lease to change the lease termination date to June 29, 2023 (see Note 21).

On January 1, 2022, the Company adopted ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), using the modified retrospective method for accounting for convertible instruments and contracts in an entity’s own equity. The standard simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted EPS calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those annual reporting periods, with early adoption permitted. In applying this standard, the accounting for convertible instruments became less complex and improves the decision usefulness and relevance of the information provided to financial statement users. The adoption eliminated the presentation of the beneficial conversion feature on the consolidated statement of operations and had no other impact to the Company’s audited consolidated financial statements in the current period or comparative periods.

In December 2019, the FASB issued ASU 2019-12 (“Topic 740”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. This update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this standard during the second quarter of fiscal 2022 with an effective date of April 1, 2022 using the prospective method of adoption. The adoption of this standard did not have a material effect in the Company’s audited consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 (“Topic 326”), Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. As an EGC, Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. On January 1, 2023, the Company adopted ASU 2016-13 (“Topic 326”). The adoption of ASU 2016-13 (“Topic 326”) will not have a material impact on its audited consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. As an EGC, Topic 805 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. On January 1, 2023, the Company adopted ASU 2021-08. The adoption of this standard did not have an impact for periods prior to adoption; however, the impact in future periods will be dependent upon the contract assets and contract liabilities acquired in future business combinations.

3. Transactions

Reorganization and Recapitalization

On May 28, 2021, Wejo Group Limited, Virtuoso, Merger Sub, Wejo Bermuda and the Accounting Predecessor entered into a definitive agreement and plan of merger to effectuate the Virtuoso Business Combination, which was completed on November 18, 2021. In order to effectuate the Virtuoso Business Combination, Wejo Group Limited acquired all of the shares of the Accounting Predecessor on November 18, 2021. Immediately following the acquisition of the Accounting Predecessor’s shares, Wejo Group Limited merged with Virtuoso, which was effectuated through a merger between Merger Sub and Virtuoso. Merger Sub is a newly formed subsidiary of Wejo Group Limited. Virtuoso survived the merger. The Accounting Predecessor and Virtuoso became indirect, wholly-owned subsidiaries of Wejo Group Limited following the Virtuoso Business Combination. Prior to the Virtuoso Business Combination, Wejo Group Limited had no material operations, assets or liabilities.

Exchangeable Right Liability

The Bermuda Preferred Shares contain an exchangeable right which entitles the Virtuoso Founder to exchange its preferred shares of Wejo Bermuda for, at the option of Wejo Bermuda, cash or shares of Wejo Group Limited (the “Exchangeable Right”). The Exchangeable Right cannot be exercised until 12 months after the issuance thereof, which occurred in connection with the closing of the Virtuoso Business Combination on November 18, 2021. Thereafter, it can be exercised at any time up until the fifth year following the close of the Virtuoso Business Combination. The Bermuda Preferred Shares are exchangeable into cash or shares at Wejo Bermuda’s option. Upon the fifth year following the close of the Virtuoso Business Combination, the Exchangeable Right expires.

The Exchangeable Right was initially recorded at fair value on the closing date of the Virtuoso Business Combination (November 18, 2021) using a Black-Scholes model and was subsequently remeasured at the balance sheet date (See Note 17).

Public Warrants

The Public Warrants represent the right to purchase one share of the Company’s common shares at a price of $11.50 per share. The Public Warrants were initially recorded at fair value on the closing date of the Virtuoso Business Combination (November 18, 2021) based on the public warrants listed trading price and are subsequently remeasured at the balance sheet date (See Note 16).

Earnout Shares

During the seven-year period following the closing of the Virtuoso Business Combination (the “Earnout Period”), Wejo Group Limited may issue up to 6,000,000 shares of common shares to the equity holders of the Accounting Predecessor (the “Earnout Shares”), comprised of four separate tranches of 1,500,000 shares of common shares each, issuable upon the occurrence of each Earnout Triggering Event (defined below). The issuance of these shares would dilute all common shares outstanding at that time. An “Earnout Triggering Event” means the date on which the closing volume weighted average price of one share of common shares quoted on the NASDAQ is greater than or equal to certain specified prices for any 20 trading days within any 30 consecutive trading day period within the Earnout Period.

The Earnout Shares were recognized at fair value upon the closing of the Virtuoso Business Combination and classified in shareholders’ equity. Because the Virtuoso Business Combination is accounted for as a reverse recapitalization, the issuance of the Earnout Shares was treated as a deemed dividend and since the Company does not have retained earnings, the issuance was recorded within additional-paid-in capital (“APIC”) and has a net nil impact on APIC.

Forward Purchase Agreement

On November 10, 2021, the Company entered into the Forward Purchase Agreement with Apollo for the purpose of purchasing up to $75.0 million of Virtuoso Class A common stock (“VOSO Shares”), prior to the Virtuoso Business Combination and Wejo Group Limited shares post-Virtuoso Business Combination, from holders of VOSO Shares, including holders who have redeemed VOSO Shares or indicated an interest in redeeming VOSO Shares. Apollo purchased $75.0 million of common shares of Virtuoso under this Forward Purchase Agreement. On November 19, 2021, Apollo was paid $75.0 million from the funds received from Virtuoso in the Virtuoso Business Combination that were related to the FPA Shares. During the year ended December 31, 2022, the Company and Apollo amended the Forward Purchase Agreement (see Note 6).

CFPI Stock Purchase Agreement

On February 14, 2022, the Company entered the CFPI Stock Purchase Agreement, which allows the Company to obtain, depending on its common shares market price and it meeting other conditions, up to the lesser of $100 million and the Exchange Cap through an equity financing facility. The Company issued 715,991 common shares to CFPI, representing a 3% commitment fee, incurred in connection with this agreement. The Company recognized expense of $3.0 million related to these shares within General and administrative expenses in the Company’s audited Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022. Sales of common shares pursuant to the CFPI Stock Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to CFPI under the CFPI Stock Purchase Agreement. To the extent the Company sells common shares under the CFPI Stock Purchase Agreement, it planned to use any proceeds therefrom for working capital and general corporate purposes. During the year ended December 31, 2022, the Company sold 2,704,347 common shares at a weighted average price of $1.71 per share under the CFPI Stock Purchase Agreement. Pursuant to the terms of the CFPI Stock Purchase Agreement, on December 14, 2022, the Company delivered notice to CFPI of its election to terminate the CFPI Stock Purchase Agreement in accordance with its terms effective on December 19, 2022.

Private Placement of Common Shares and Warrants

On July 27, 2022, the Company entered into subscription agreements with various investors, which included a significant investment coming from Sompo Light Vortex, a wholly-owned subsidiary of Sompo Holdings, as well as current investors and certain members of the Company’s Board of Directors, pursuant to which the Company agreed to issue and sell in a private placement 11,329,141 of the Company’s Units, each consisting of (i) one of the Company’s common shares, and (ii) one third of one warrant to purchase one common share, exercisable for a period of five years at an exercise price of $1.56 per Unit at a purchase price of $1.40 per Unit. The purchase price of $1.40 per Unit satisfied the minimum price requirement under NASDAQ rules. The aggregate purchase price for the Units was $15.9 million before costs of $0.2 million.

The July 2022 Warrants do not contain any contingent exercise features and may be exercised only during the period commencing on July 29, 2022 and terminating five (5) years after the date of the closing of the sale of the PIPE Units, subject to certain conditions. As part of the July 2022 PIPE, the Company entered into a registration rights agreement, which requires the Company to use its best faith efforts to file a resale registration statement with the SEC to register for resale of the common shares, the July 2022 Warrants and the common shares issuable upon exercise of the July 2022 Warrants on or prior to December 31, 2022, at any time the Company is eligible to file a registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC. On December 21, 2022, the Company filed the Shelf Registration Statement with the SEC. The SEC has not yet declared the Shelf Registration Statement effective. As of December 31, 2022, there were no warrants exercised.

The relative fair value of the July 2022 Warrants were estimated to be $1.9 million on the date of the closing of the transaction. The July 2022 Warrants were valued using the Black-Scholes model. The following table summarizes the Level 3 significant unobservable inputs that are included in the valuation of the July 2022 Warrants as of July 27, 2022:

July 27, 2022
Unobservable Inputs	Input Value
Estimated term	5 years
Estimated volatility	50.6%
Risk-free rate	2.8%

Secured Convertible Note

On December 16, 2022, the Company entered into a Securities Purchase Agreement with GM. Pursuant to the GM Securities Purchase Agreement, the Company issued and sold to GM a secured convertible note in the aggregate principal amount of a $10.0 million SCN with an interest rate of 5.0% per annum and the GM Warrants to acquire up to an aggregate amount of 1,190,476 common shares at an exercise price of $0.75112 per common share (see Note 14). On February 27, 2023, GM consented to the Company’s offering of the Second Lien Notes to the Second Lien Noteholder (see Note 25) and agreed to amend the Secured Convertible Note, solely to add additional events of default, and outside of such addition, the Secured Convertible Note remains unchanged and in full force and effect.

Open Market Sales Agreement

On December 22, 2022, the Company entered into that certain Open Market Sales Agreement (the “ATM Agreement”) with Jeffries. Pursuant to the ATM Agreement, the Company may direct Jefferies to sell up to $100,000,000 of the Company’s common shares from time to time during the term of the ATM Agreement. Jefferies is not required to sell any specific amount, but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Jefferies will be entitled to compensation at a commission rate of 3.0% of the gross sales price per share sold under the ATM Agreement. The net proceeds, if any, that we receive from the sales of our common shares will depend on the number of shares actually sold and the offering price for such shares.

4. Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, consisted of the following as of December 31, 2022 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement	$—	$2,687	$—	$2,687
Total	$—	$2,687	$—	$2,687

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$594	$—	$—	$594
Exchangeable Right liability	—	—	403	403
Secured Convertible Note	—	—	11,390	11,390
Warrant liability - GM Securities Purchase Agreement	—	—	343	343
Total	$594	$—	$12,136	$12,730

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

The Company transferred the FPA out of Level 3 and into Level 2 for the year ended December 31, 2022. As a result of the amendment to the FPA, the Company’s share price at December 31, 2022 approximates the fair value of the FPA most closely as the $10 per share ceiling is not probable to be triggered. There were no transfers between Level 1 and Level 2 instruments for the year ended December 31, 2022. There were no transfers into or out of Level 3 instruments and/or between Level 1 and Level 2 instruments for the year ended December 31, 2021.

The following table provides a roll forward of the aggregate fair value of the Company’s Advanced Subscription Agreements, derivative liability, public warrant liability, Exchangeable Right Liability, Forward Purchase Agreement, and GM Securities Purchase Agreement (in thousands):

	Advanced Subscription Agreements	Derivative Liability	Public Warrant Liability	Exchange- able Right Liability	Forward Purchase Agreement	GM Securities Purchase Agreement
Balance as of December 31, 2020	$8,120	$39,780	$—	$—	$—	$—
Initial fair value of financial instruments	—	42,589	—	—	63,338	—
Acquired as part of the Business Combination	—	—	26,450	45,606	—	—
Proceeds from sale of FPA Shares	—	—	—	—	(2,118)	—
Change in estimated fair value	4,470	(12,922)	(13,800)	(34,452)	(15,609)	—
Settlement of advanced subscription agreements into common shares	(12,757)	—	—	—	—	—
Extinguished upon conversion of convertible loan notes	—	(68,113)	—	—	—	—
Foreign currency translation loss (gain)	167	(1,334)	—	—	—	—
Balance as of December 31, 2021	—	—	12,650	11,154	45,611	—
Initial fair value of financial instruments	—	—	—	—	—	13,616
Proceeds from sale of FPA Shares	—	—	—	—	(2,472)	—
Change in estimated fair value	—	—	(12,056)	(10,751)	(40,452)	(1,883)
Balance as of December 31, 2022	$—	$—	$594	$403	$2,687	$11,733

The changes in estimated fair value are recorded in Other expense, net on the audited Consolidated Statements of Operations and Comprehensive Loss and the foreign currency translation (gains) losses are recorded in the foreign currency translation adjustment in other comprehensive (loss) income in the audited Consolidated Statements of Operations and Comprehensive Loss. The Advanced Subscription Agreements and derivative liability were valued using a scenario-based analysis. Five primary scenarios were considered: qualified financing, unqualified financing, merger or acquisition, held to maturity, and insolvency. The value of the Advanced

Subscription Agreements and derivative liability under each scenario were probability weighted to arrive at their respective estimated fair values.

The Exchangeable Right Liability was valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Exchangeable right liability as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	3.9 years	3.9 years	4.9 years	4.9 years
Estimated volatility	93.0%	93.0%	45.0%	45.0%
Risk-free rate	4.1%	4.1%	1.2%	1.2%

Changes in the unobservable inputs noted above would impact the fair value of the Exchangeable Right Liability. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would increase (decrease) the fair value of the Exchangeable Right Liability and an increase (decrease) in the Company’s common share price would decrease (increase) the value of the Exchangeable Right Liability.

As of December 31, 2021, the Forward Purchase Agreement was valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Forward Purchase Agreement:

	December 31, 2021
Unobservable Inputs	Input Value or Range	Weighted Average
Estimated term	1.9 years	1.9 years
Estimated volatility	45.0%	45.0%
Risk-free rate	0.7%	0.7%

Changes in the unobservable inputs noted above would impact the fair value of the Forward Purchase Agreement. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would (decrease) increase the Forward Purchase Agreement and an increase (decrease) in the Company’s common share price would increase (decrease) the value of the Forward Purchase Agreement.

The fair value of the SCN under the GM Securities Purchase Agreement was determined utilizing the fair value option. The fair value of the SCN was calculated using a hybrid of the probability-weighted expected return method, scenario-based method, and binomial lattice methods as the ultimate maturity date and put price are contingent upon the Company’s engagement (or lack thereof) in certain qualifying transactions; accordingly, it is reasonable to estimate the SCN’s fair value in each scenario and to determine the probability-weighted value. Within each scenario, the binomial lattice model was applied to capture the various optionality available to the borrower and lender.

The following table summarizes the significant inputs that are included in the valuation of the SCN as of December 31, 2022 and December 16, 2022:

	December 31, 2022		December 16, 2022
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Probability of scenarios:
Financing of $35 million or more within 1 year	45.0%	45.0%	35.0%	35.0%
Financing of $25 to $35 million within 1 year	30.0%	30.0%	35.0%	35.0%
Financing of less than $25 million within 1 year	25.0%	25.0%	30.0%	30.0%
Timing of scenarios:
Term to maturity	1.0 years	1.0 years	1.0 years	1.0 years
Estimated market yield	18.0%	18.0%	18.9%	18.9%
Risk-free rate	4.7%	4.7%	4.6%	4.6%
Estimated credit spread	13.2%	13.2%	14.3%	14.3%
Value of common share	$0.48	$0.48	$0.78	$0.78

Changes in the unobservable inputs noted above would impact the fair value of the SCN. Increases (decreases) in the estimates of the risk-free rate would increase (decrease) the fair value of the SCN and an increase (decrease) in the Company’s common share price would decrease (increase) the value of the SCN.

The GM Warrants under the GM Securities Purchase Agreement were valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of GM Warrants as of December 31, 2022 and December 16, 2022:

	December 31, 2022		December 16, 2022
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	3.0 years	3.0 years	3.0 years	3.0 years
Estimated volatility	110.0%	110.0%	110.0%	110.0%
Risk-free rate	4.2%	4.2%	3.9%	3.9%

Changes in the unobservable inputs noted above would impact the fair value of the GM Warrants. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would increase (decrease) the fair value of the GM Warrants and an increase (decrease) in the Company’s common share price would decrease (increase) the value of the GM Warrants.

5. Revenue from Customers

Connected Vehicle Data Marketplace

The Company’s data marketplace customer agreements include one or a combination of the following contractual promises for a fixed contractual fee: (i) the supply of specified connected vehicle data and derived insights through the Wejo Neural Edge platform made available via a secured access to the Wejo Neural Edge platform or via the Company’s web-based portal, Wejo Studio; (ii) the granting of a non-transferable license to use the specified data in the manner described in each customer agreement; and (iii) Wejo Neural Edge platform set up and connectivity services. The Company assessed these customer agreements under ASC 606 and determined that the above contractual promises collectively represent one distinct performance obligation.

The transaction price is comprised of the contractual fixed fee specified in each customer agreement and is allocated to the single performance obligation. The Company recognizes revenue when the performance obligation is satisfied through the fulfillment of the contractual promises. The performance obligation is generally fulfilled by the Company providing access to the specified data either throughout the duration of each customer agreement’s contractual term or upon delivery of a one-time batch of historic data. The Company may deliver data and the license without supplying connectivity services. As such, the Company generally recognizes revenue for customers with a contractual agreement to provide data over a period ratably over the term of the contract, which is typically one year. The Company recognizes revenue for historic batches of data to the customer upon delivery of such data. Standard payment terms are 30 days from the date of the invoice which is typically sent to the customer monthly or upon delivery of the one-time historic batch of data.

In arrangements where another party (i.e., OEMs) is involved in providing specified services to a customer, the Company evaluates whether it is the principal or the agent. In this evaluation, the Company considers if it obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, and discretion in establishing price. The terms of the Company’s OEM data sharing agreements vary, and in some situations, certain rights retained by the OEMs over the connected vehicle data being supplied to the customers were determined to provide the OEMs with control over the data, and the Company has determined it acts as the agent in these arrangements and recognizes revenue on a net basis. The Company recognized a reduction of revenue of $3.7 million for each of the years ended December 31, 2022 and 2021, respectively. These reductions of revenue arise from revenue sharing and other fees paid to the Company’s OEM partners where the Company has determined that it is acting as an agent in the relationship. However, in situations where the Company has control over the connected vehicle data, the Company has determined that it acts as the principal and recognizes revenue on a gross basis. In revenue arrangements where the Company provides intelligence data, visualization tools, or analytical products to customers, as well as in circumstances where it provides significant integration services to create a combined output, the Company has control over the underlying data and is acting as the principal, and, as a result, the Company recognizes revenue on a gross basis.

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

General

During the year ended December 31, 2022, the Company had two customers that individually generated 10% or more of the Company’s revenue for the period. These significant customers generated 14% and 11%, respectively, of the Company’s revenue. For the year ended December 31, 2021, the Company had one customer that individually generated 10% or more of the Company's revenue for the period. The one significant customer generated 13% of the Company’s revenue. In addition, the revenue recognized over time and at a point in time was 43% and 57%, respectively, during the year ended December 31, 2022 and 51% and 49%, respectively, during the year ended December 31, 2021.

During the years ended December 31, 2022 and 2021, the Company earned 74% and 75% of its revenue from Marketplace Data Solutions, respectively. For the years ended December 31, 2022 and 2021, the Company earned 95% and 90% of its revenue within the U.S., respectively. The country in which the revenue is generated is based on the address of the ultimate customer utilizing the solutions provided.

6. Forward Purchase Agreement

On November 10, 2021, Wejo Limited entered into the FPA with Apollo. Subject to certain termination provisions, the FPA provides that on the 2-year anniversary of the effective date of the FPA, each Apollo seller will sell to the Company the number of shares purchased by such seller (up to a maximum of 7,500,000 shares across all sellers) of Virtuoso Class A common shares, which, under the FPA, ultimately became the Company’s common shares after the share-for-share exchange provided under the Virtuoso Business Combination. On November 19, 2021, the Company paid Apollo $75.0 million (see Note 3).

At any time, and from time to time, after November 18, 2021 (the closing of the Virtuoso Business Combination), each Apollo seller may sell FPA Shares at its sole discretion in one or more transactions, publicly or privately and, in connection with such sales, terminate the FPA in whole or in part in an amount corresponding to the number of FPA Shares sold (“Terminated Shares”). On the settlement date of any such early termination, such Apollo seller will pay to the Company all the proceeds of any such sales up to $10 per share regardless of the sale price and Apollo will retain any amounts in excess of $10 per share. The Company may deliver a written notice to each seller requesting partial settlement of the transaction subject to there being a remaining percentage of the Excess Shares that has not become Terminated Shares within a six-month or one-year period. The amount paid in such early settlement to the Company is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by $10 per share or (ii) the net sale proceeds received by such seller for such Excess Shares sold in the early settlement.

Apollo Amendment

On August 22, 2022, Wejo Limited entered into the FPA Amendment with Apollo to allow the Company on or after the effective date of the FPA Amendment to direct each Apollo seller to sell the 5.6 million FPA Shares remaining at that time, provided that such direction is made outside of the Blackout Period. The FPA Amendment also allows the Company to direct each Apollo seller to stop and subsequently resume, selling such Excess Shares, provided as well that such direction is made outside of the Blackout Period.

For the year ended December 31, 2022, pursuant to the FPA, 1,662,785 common shares were sold at a weighted average price of $1.51 which generated aggregate proceeds of $2.5 million. For the year ended December 31, 2021, Apollo terminated 251,632 FPA Shares and paid $2.5 million back to the Company. As of December 31, 2022 and 2021, there were 5,585,583 and 7,248,368 total outstanding shares available, respectively. As of December 31, 2022, the fair value of the FPA was $2.7 million, compared to $45.6 million at December 31, 2021 and was recognized in its respective line in the audited Consolidated Balance Sheets.

The FPA was initially and subsequently measured at fair value using an option pricing approach up until the date of the FPA Amendment at which time the embedded derivative was terminated. During the year ended December 31, 2022, there was an immaterial gain on settlement of the terminated FPA shares, which was determined by the difference between the fair value of terminated FPA Shares and the cash proceeds received. A $40.5 million loss on the fair value of Forward Purchase Agreement was recognized and is included in Other expense, net in the audited Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2022. A $15.6 million loss on the fair value of the Forward Purchase Agreement was recognized in Other expense, net on the audited Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021. An $11.7 million loss of issuance of Forward Purchase Agreement and a $0.4 million gain on settlement of Forward Purchase Agreement was recognized in Other expense, net on the audited Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021.

7. Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepayments[1]	$2,683	$12,338
VAT recoverable	1,385	2,963
Prepaid insurance	1,117	1,346
Data and IT Implementation Costs	662	—
Research and development expenditure credit receivable	241	271
Other current assets	639	600
Total	$6,727	$17,518
1 Prepayments are largely related to the Master Subscription Agreement, dated May 28, 2021, by and between Wejo Limited and Palantir Technologies Inc.

8. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Office equipment	$1,429	$1,356
Furniture and fixtures	31	35
Total property and equipment	1,460	1,391
Less accumulated depreciation	(986)	(740)
Total	$474	$651

Depreciation expense was $0.3 million for each of the years ended December 31, 2022 and 2021.

9. Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
General Motors Data Sharing Agreement	$9,376	$(5,387)	$3,989
Internally developed software	15,805	(12,457)	3,348
Total	$25,181	$(17,844)	$7,337

	December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
General Motors Data Sharing Agreement	$10,555	$(4,564)	$5,991
Internally developed software	14,975	(11,477)	3,498
Total	$25,530	$(16,041)	$9,489

The foreign currency exchange difference related to the gross book value of the GM Data Sharing Agreement as of December 31, 2022 compared to December 31, 2021 was $1.2 million which is recognized within Accumulated Other Comprehensive Income (Loss) in the audited Consolidated Statements of Shareholders' (Deficit) Equity. Amortization expense was $1.4 million and $1.5 million, for the years ended December 31, 2022 and 2021, respectively.

Amortization for internally developed software was $2.3 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. The Company did not recognize any intangible asset impairment losses for the years ended December 31, 2022 and 2021.

The estimated aggregate amortization expense, excluding effects of currency exchange rates, for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year Ended December 31,
2023	$3,084
2024	2,572
2025	1,681
2026	—
2027	—
Total	$7,337

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Compensation and benefits	$10,995	$13,761
Professional fees	6,207	4,903
Development and technology[1]	4,312	635
Arma Provision[2]	1,413	—
Accrued revenue share costs	3,045	598
Marketing and commissions	218	334
Deferred income	200	225
Other liabilities	209	633
Total	$26,599	$21,089
1 Includes accrual for shortfall on future AWS usage against minimum commitment.
2 This provision is recognized based on settlement reached with Arma Partners LLP (“Arma”) see Note 22. The long term portion of the settlement amount is recorded as an other non-current liability on the Consolidated Balance Sheets.

11. Supplementary Financial Information - Other expense, net

	Year Ended December 31,
(in thousands)	2022	2021
Loss on issuance of convertible loan notes	$—	$(53,967)
Loss on extinguishment of convertible loan notes	—	(25,598)
Gain on fair value of derivative liability	—	12,922
Gain on fair value of public warrant liabilities	12,056	13,800
Loss on fair value of Forward Purchase Agreement	(40,452)	(15,609)
Gain on fair value of Exchangeable Right liability	10,751	34,452
Loss on issuance of Forward Purchase Agreement	—	(11,674)
Gain on settlement of Forward Purchase Agreement	—	399
Loss on fair value of Advanced Subscription Agreements, including related party of nil and $(3,665), respectively	—	(4,470)
Loss on issuance of GM Securities Purchase Agreement	(4,116)	—
Gain on fair value of GM Securities Purchase Agreement	1,883	—
Other, net[1]	(13,767)	678
Other expense, net	$(33,645)	$(49,067)
______________________
1 Line item Other, net was presented as Other income, net for the year ended December 31, 2021. Substantially all of the activity for 2022 is related to foreign exchange translation.

12. Advanced Subscription Agreements

Between September 2019 and March 2020, the Company entered into ASAs with future investors resulting in gross proceeds of £5.6 million (approximately $7.1 million). On July 31, 2021, all outstanding ASAs converted into ordinary shares of Legacy Wejo, which were converted into 1,053,273 common shares of the Company in connection with the Virtuoso Business Combination. The ASAs were carried at fair value, pursuant to which the associated liability was recorded at fair value and subsequently remeasured to fair value at each reporting date. During the years ended December 31, 2022 and 2021, the Company recognized losses of nil and $4.5 million, respectively, in the audited Consolidated Statements of Operations and Comprehensive Loss related to the change in the estimated fair value of the Advanced Subscription Agreements.

13. Convertible Loans

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

The Convertible Loans bear interest at a fixed rate of 8.0% per annum until the earlier of July 21, 2023 (the “CL Maturity Date”) or the date on which they are redeemed or converted. Upon the CL Maturity Date, the Convertible Loans convert into the most senior class of shares in the Company at a price per share equal to 60.0% of the lowest price per share paid by an investor in the then most recent equity financing, subject to cap on the price per share at which the Loans convert into shares in the Company, determined by dividing a valuation cap for the Company of £206.5 million by the number of shares comprising the Company’s fully diluted share capital at the relevant time (the “Valuation Cap”).

In the event of an equity financing round, whereby the Company raises an amount equal to at least the aggregate amount of the Loans received by the Company at the time of such financing round, in newly committed capital prior to the CL Maturity Date from one or a series of related issuances of shares to investors (“Qualified Financing”), all outstanding principal and accrued interest will convert into the most senior class of shares with identical rights and preferences as attached to, and with the same obligations as, the securities issued to the investors in the Qualified Financing (including any warrants, options, bonus shares or other economic rights made available to investors in such Qualified Financing) at a price per share equal to 60.0% of the lowest price per share paid by an investor in the Qualified Financing, subject to the Valuation Cap.

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

Upon an event of default, including failure to comply with the Company’s payment and other obligations under the Convertible Loans, the outstanding principal and accrued interest, together with the Redemption Premium, becomes due and payable. Rather than allow their Convertible Loans to convert on whichever applies of: (i) the CL Maturity Date, (ii) the date of a Qualified Financing, Non-Qualified Financing, or (iii) an Exit, a majority of the lenders (in respect of the remaining loans) may elect to receive repayment of their Convertible Loans together with the Redemption Premium.

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

The Company recorded combined issuance-date fair value of the derivative liabilities of $42.6 million as a derivative associated with the January 2021 Convertible Loans and April 2021 Convertible Loans. The offsetting debt discount is limited to the proceeds allocated to the January 2021 Convertible Loans and April 2021 Convertible Loans. After reducing the carrying value of the January 2021 Convertible Loans and April 2021 Convertible Loans by the BCF of $31.3 million and debt issuance costs of $1.0 million, the issuance-date fair value of the derivative liabilities associated with the January 2021 Convertible Loans and April 2021 Convertible Loans exceeded its allocated proceeds by $54.0 million. As a result, the carrying value of the January 2021 Convertible Loans and April 2021 Convertible Loans were reduced to zero and a loss on issuance of $54.0 million was recorded in Other expense, net on the audited Consolidated Statements of Operations and Comprehensive Loss.

The discounted carrying amount of the Convertible Loans is accreted to the mandatory redemption amount, equal to the aggregate of the principal, accrued interest, and Redemption Premium, through the stated redemption date of July 21, 2023. The derivative liability and Convertible Loans were extinguished on November 18, 2021 and converted into ordinary shares of Legacy Wejo, which were then converted into 10,460,460 common shares of the Company as a result of the Virtuoso Business Combination. During the year ended December 31, 2021, a loss on extinguishment on the Convertible Loans of $25.6 million and a gain on fair value of derivative liability of $12.9 million were recorded Other expense, net on the audited Consolidated Statements of Operations and Comprehensive Loss. Additionally, the accretion of amortized cost of $3.6 million was recorded in interest expense, net in the audited Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021.

14. GM Securities Purchase Agreement

On December 16, 2022, the Company entered into a Securities Purchase Agreement with GM under which it issued and sold to GM the SCN in the aggregate principal amount of $10.0 million, and the GM Warrants to acquire up to an aggregate amount of 1,190,476 common shares at an exercise price of $0.75112 per common share. The GM Warrants may be exercised at any time following the closing of the Offering until December 16, 2025. The Company received $9.5 million of proceeds from GM associated with the Offering. The SCN accrues compounding interest at the rate of 5.0% per annum in arrears semi-annually until maturity date of December 16, 2023, which date will automatically be extended for an additional 24 months to December 16, 2025 in the event that the Company engages in certain qualifying transactions. In the event that the maturity date of the SCN is extended to the SCN Extended Maturity Date, the principal under the SCN shall be payable in equal monthly installments beginning on December 16, 2023 and ending on the SCN Extended Maturity Date. The Company’s payment obligations pursuant to the SCN are guaranteed by all of its subsidiaries pursuant to a Guaranty dated December 16, 2022.

The Company’s obligations under the SCN are secured by a first lien on certain assets of its material subsidiaries, including certain assets of Wejo Limited and Wejo Data Services Inc. and the shares held by Wejo Bermuda in Wejo Limited (collectively, the “Collateral”); such security interest does not secure the assets that were previously encumbered in connection with the issuance of the Company’s Secured Loan Notes in April 2021.

At GM’s option, at any time during the 20-business day period (such period, the “Optional Redemption Period”) following certain qualifying transactions, GM may require the Company to redeem all or any part of the outstanding principal and accrued but unpaid interest of the SCN, in whole or in part, at a price of 120% of the then-outstanding principal amount plus all accrued and unpaid interest (the “Optional Redemption”). In addition, at GM’s option at any time after the issuance date, GM may require the Company to convert the SCN, in whole or in part, into common shares at a conversion price of $0.80323 per common share.

The SCN contains a beneficial ownership limitation that prohibits the Company from issuing shares to GM upon a conversion of the SCN if such conversion would result in GM beneficially owning over 19.99% of the number of the Company’s issued and outstanding common shares. Additionally, the SCN provides for customary events of default. If an event of default occurs, GM can provide notice to the Company that it is requiring the Company to repay the outstanding principal, any unpaid but accrued interest and any unpaid but accrued late charges within five business days of the delivery of receipt of such written notice.

Under the GM Securities Purchase Agreement, the Company is required to (i) file a resale registration statement with the SEC for resale of the common shares issuable upon conversion of the SCN and the GM Warrants granted to GM as part of the Offering no later than the later of (a) 30 days after the issuance date or (b) the date of filing by the Company with the SEC of the financial statements required to be included in the registration statement and (ii) use its commercially reasonable efforts to cause each the Registration

Statement to be declared effective as soon as practicable and in any event within 60 days of the filing thereof. On December 21, 2022, the Company filed the Shelf Registration Statement with the SEC.

The Company accounts for its GM Warrants in accordance with the guidance contained in ASC 815-40 and determined that the GM Warrants do not meet the criteria for equity treatment thereunder. As such, the GM Warrants must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of the GM Securities Purchase Agreement in Other expense, net on the Company’s audited Consolidated Statements of Operations and Comprehensive Loss.

The Company utilized the fair value option to determine the fair value of the SCN. The Company utilized the Black-Scholes option pricing model to determine the fair value of the GM Warrants. At issuance date, the Company recorded a $4.1 million loss on issuance of the GM Securities Purchase Agreement in Other expense, net on the audited Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2022, the fair value of the SCN and the GM Warrants was $11.4 million and $0.3 million, respectively, and are classified as a current liability and non-current liability, respectively, on the Company’s audited Consolidated Balance Sheets. For the year ended December 31, 2022, the Company recorded a $1.9 million gain on fair value of the GM Securities Purchase Agreement in Other expense, net on the audited Consolidated Statements of Operations and Comprehensive Loss.

15. Long-term Debt, Net of Unamortized Debt Discount and Debt Issuance Costs

(in thousands)	December 31, 2022	December 31, 2021
9.2% Secured Loan Notes, due April 2024	$39,000	$39,000
Less: unamortized discount and issuance costs	(2,574)	(5,295)
Carrying value of long-term debt	$36,426	$33,705

In April 2021, the Company entered into a Loan Note Instrument with Securis Investment Partners LLP, as a security agent (the “Loan Note Instrument”), under which it issued secured loan notes in a principal amount of $21.5 million that bear interest at a fixed per annum rate of 9.2% until their maturity date in April 2024 (the “Secured Loan Notes”). The collateral securing the Company’s obligations under the Secured Loan Notes is certain material agreements and related infrastructure and intellectual property. In April 2021, the Company used $10.8 million of the proceeds to repay its outstanding debt balance and fees owed to GM under the credit facility.

The maturity date of the Secured Loan Notes is three years after the issuance date. The maturity may be extended for a one-year period if the Company and the noteholders holding at least 66.66% of the Secured Loan Notes outstanding deliver written notice to noteholders for extension. The principal on the Secured Loan Notes will be paid at maturity or upon an early redemption. The first interest payment of $2.0 million was due no later than six business days after the issue date for the period commencing on the issue date up to but excluding the first anniversary of the issue date. The first-year prepaid interest payment was treated as a discount to the debt. Thereafter, interest payments are due monthly until the Secured Loan Notes are repaid.

Pursuant to an amendment and consent agreement dated July 23, 2021, the Company has the option to issue further Secured Loan Notes in a principal amount of up to $21.5 million with the consent of the majority noteholders.

On July 26, 2021 and October 27, 2021, the Company issued an additional $10.0 million and $7.5 million of Secured Loan Notes that bear interest at a fixed per annum rate of 9.2% until their maturity date on April 21, 2024. These were treated as a modification to the long-term debt. The principal on the Secured Loan Notes will be paid at maturity, or upon an early redemption. The first-year prepaid interest payment was treated as a discount to the debt. Thereafter, interest payments are due monthly until the Secured Loan Notes are repaid. The first interest payment of $1.0 million was due no later than six business days after the issue date for the period commencing on the issue date up to but excluding the first anniversary of the issue date.

As of December 31, 2022, the carrying value of the Secured Loan Notes consisted of $39.0 million principal outstanding, less the unamortized debt discount of $2.4 million and the unamortized debt issuance costs of $0.2 million. As of December 31, 2021, the carrying value of the Secured Loan Notes consisted of $39.0 million principal outstanding, less the unamortized debt discount of $4.9 million and the unamortized debt issuance costs of $0.4 million. The debt discount and the debt issuance costs are being accreted to interest expense through the remaining term of the modified debt agreement using the interest method. Interest expense relating to the term Secured Loan Notes for the years ended December 31, 2022 and 2021 was $5.2 million and $2.5 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan costs. At December 31, 2022 and 2021, the effective interest rate was 14.79% and 14.77%, respectively.

16. Public Warrants

The Company has 11,500,000 outstanding Public Warrants to purchase an aggregate of 11,500,000 shares of the Company’s common shares. There were no Public Warrants exercised during the year ended December 31, 2022.

The Company accounts for its outstanding Public Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Public Warrants do not meet the criteria for equity treatment thereunder. As such, each Public Warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of public warrant liability in Other expense, net on the Company’s audited Consolidated Statements of Operations and Comprehensive Loss.

Each Public Warrant entitles the holder to purchase one share of the Company’s common shares at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants became exercisable 30 days after the completion of the Virtuoso Business Combination. The Public Warrants will expire five years after the completion of the Virtuoso Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption for cash or for common shares under certain circumstances.

The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.

17. Exchangeable Right Liability

The Company has 6,600,000 outstanding Exchangeable Rights to purchase an aggregate of 6,600,000 shares of the Company’s common shares. There were no Exchangeable Rights exercised during the year ended December 31, 2022.

The Company accounts for the Exchangeable Rights in accordance with ASC 815-40 and determined that the Exchangeable Rights do not meet the criteria for equity treatment thereunder. As such, the Exchangeable Rights must be recorded as a liability and are subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of exchangeable right liability in Other expense, net in the Company’s audited Consolidated Statements of Operations and Comprehensive Loss.

Each Exchangeable Right entitles the holder to exchange one Exchangeable Right for one of the Company’s common shares at an exercise price of $11.50 per share, subject to adjustment, or cash, at Wejo Bermuda’s option. The Exchangeable Rights cannot be exercised until 12 months after the issuance thereof, which occurred in connection with the closing of the Virtuoso Business Combination on November 18, 2021. Thereafter, it can be exercised at any time up until the fifth year following the close of the Virtuoso Business Combination.

The exercise price and number of common shares issuable upon exercise of the Exchangeable Rights may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.

18. Share-Based Compensation

2021 Equity Incentive Plan

In November 2021, the Company’s Board of Directors adopted, and the Company’s shareholders approved, the 2021 Equity Incentive Plan, or the “2021 Plan.” The 2021 Plan allows the Compensation Committee of the Board to make share-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).

The Company initially reserved 14,092,530 of its common shares for the issuance of awards under the 2021 Plan. On the first day of each fiscal year of the Company during the term of the 2021 Plan, commencing on January 1, 2022 and ending on January 1, 2031, the aggregate number of common shares that may be issued under the 2021 Plan shall automatically increase by a number equal to the lesser of (i) 3% of the total number of common shares actually issued and outstanding on the last day of the preceding fiscal year and (ii) a number of common shares determined by the Board (such amount, the “2021 Plan Evergreen”). The 2021 Plan Evergreen amount of shares added to the available share authorization under the 2021 Plan on each of January 1, 2022 and 2023 was 2,818,506 and 3,283,847, respectively. The Company has not yet registered the 2023 Equity Plan Evergreen shares on a registration statement on Form S-8 with the SEC.

Options under the 2021 Plan

During the year ended December 31, 2022, the Company granted options to purchase 359,297 common shares to employees under its 2021 Plan. The options issued under the 2021 Plan become exercisable in one-third increments on each of the first three anniversaries of the grant date, subject to the employee remaining employed on each vesting date, and expire 10 years after issuance.

Stock option transactions during the year ended December 31, 2022 are summarized as follows:

Options to purchase common share	Number of Options Outstanding	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,456,102	$11.04	9.9	$—
Granted	359,297	1.91
Exercised	—	—
Forfeited	(806,263)	10.97
Outstanding at December 31, 2022	2,009,136	$9.44	9.0	$—
Exercisable at December 31, 2022	549,943	$11.07	8.9	$—

The weighted average grant-date fair value of share options granted by the Company was $1.00 per share during the year ended December 31, 2022.

As of December 31, 2022, there was $5.5 million of unrecognized compensation cost related to options to purchase common shares of the Company, which is expected to be recognized over a weighted-average period of 1.9 years.

Share Option Valuation

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of the options under the 2021 Plan issued during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Expected term (in years)	6.0	6.0
Expected volatility	55.4%	46.4%
Risk-free interest rate	3.0%	1.3%
Expected dividend yield	—%	—%

Restricted Share Units under the 2021 Plan

On November 19, 2021, the Company granted 4,227,759 Restricted Share Units under the 2021 Plan.

The Company granted 939,502 RSUs to one director which were fully vested upon the grant date, and his share-based compensation expense of $10.7 million was immediately recognized in the general and administrative expenses during the year ended December 31, 2021. Under the relevant grant agreement, payment of 50% of the award to the director shall be made on each of the first two anniversaries of the grant date in the form of 60% common shares and 40% cash (based on the fair market value of the underlying common shares as of the applicable settlement date), or such other mix of common shares and cash as determined by the Company’s Compensation Committee. The Compensation Committee resolved to make the first 50% settlement of the award fully in common shares on November 19, 2022. As such, 469,751 of the RSUs were settled as of December 31, 2022.

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

There is a service condition for 469,751 RSUs issued to one executive director. One third of the RSUs will vest on each of the first, second and third anniversaries of grant date. Per the agreement, 156,583 of the RSUs were vested as of December 31, 2022.

During the year ended December 31, 2022, the Company granted 4,675,923 RSUs under the 2021 Plan. One third of the RSUs will vest on each of the first, second and third anniversaries of grant date.

RSU transactions during the year ended December 31, 2022 are summarized as follows:

	Number of Units Outstanding	Weighted Average Fair Value Per Unit
Outstanding at December 31, 2021	3,288,257	$11.38
Granted	4,675,923	2.00
Vested	(366,583)	6.60
Forfeited	(850,262)	1.84
Outstanding at December 31, 2022	6,747,335	$6.34

Market-Based Restricted Stock Units under the 2021 Plan

On July 15, 2022, the Company entered into agreements with Richard Barlow, the Company’s CEO, to award an equity grant that was originally approved by the Company’s Board at the closing of the Virtuoso Business Combination. The grant is in the form of 4,697,511 RSUs (that settle for common shares), which is equal to 5% of the number of the common shares outstanding as of the closing of the Virtuoso Business Combination. The RSUs will vest if the price of the Company’s common shares as quoted on the NASDAQ equals or exceeds $50.00 on any twenty trading days in any thirty-trading day period (the “Share Price Condition”) between November 18, 2026 and November 18, 2031. Under the RSU award agreement between the Company and Mr. Barlow, dated July 15, 2022, if the Share Price Condition is satisfied on or before November 17, 2026, the RSUs will lapse and Mr. Barlow may exchange the 1,000 Class B Ordinary shares he holds in Wejo Limited for 4,697,511 common shares of the Company under that certain Subscription Agreement Relating to B Ordinary Shares in the Capital of Wejo Limited by and among the Company, Mr. Barlow, and Wejo Limited, dated July 15, 2022.

Market-based RSU transactions during the year ended December 31, 2022 are summarized as follows:

	Number of Units Outstanding	Weighted Average Fair Value Per Unit
Unvested at December 31, 2021	—	$—
Granted	4,697,511	0.20
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2022	4,697,511	$0.20

As of December 31, 2022, there was $9.6 million of unrecognized compensation expense related to unvested RSUs and market-based RSUs, which is expected to be recognized over a weighted-average period of 2.6 years. Of the total $9.6 million of unrecognized compensation expense, $8.7 million relates to RSUs and $0.9 million relates to market-based RSUs.

Share-based Compensation Expense

Share-based compensation expense recorded is as follows (in thousands):

	Year Ended December 31,
	2022	2021
General and administrative	$5,946	$46,029
Sales and marketing	749	3,218
Technology and development	193	2,718
Cost of revenue	50	351
Total	$6,938	$52,316

19. Income Taxes

Loss before taxation consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Foreign (United States)	$1,504	$1,186
Foreign (Other)	(34,179)	(23,191)
United Kingdom	(126,165)	(195,416)
Total	$(158,840)	$(217,421)

	Year Ended December 31,
	2022	2021
Current Provision:
Foreign (United States)	392	357
Foreign (Other)	21	—
Total	$413	$357
Deferred Provision (Benefit):
Total Provision (Benefit) for Income Taxes	$413	$357

A reconciliation of income tax expense computed at the statutory UK income tax rate to income taxes as reflected in the audited consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Income taxes at UK statutory rate	19.0%	19.0%
Permanent differences	(1.1)%	(7.0)%
Foreign Rate Differential	(4.1)%	(2.0)%
Impact of tax rate change	5.1%	5.9%
Deferred true-up	(0.1)%	(1.9)%
Change in valuation allowance	(20.2)%	(14.3)%
Others	1.1%	0.2%
Effective income tax rate	(0.2)%	(0.2)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$75,113	$55,862
Corporate interest restriction	8,034	—
Accrued expenses	3,588	—
Share-based Compensation	783	—
Others	417	437
Amortization	185	—
Total Deferred Tax Assets	88,120	56,299
Valuation allowance	(87,378)	(55,261)
Deferred Tax Asset, net of valuation allowance	742	1,038
Deferred Tax Liabilities
Depreciation	(198)	(194)
Amortization	—	(40)
Cash to Accrual - Section 481(a) Adjustment	(544)	(804)
Total Deferred Tax Liability	(742)	(1,038)
Net Deferred Tax Assets (liability)	$—	$—

As of December 31, 2022 and 2021, the Company had UK net operating loss carry forwards of $297.0 million and $212.4 million, respectively, that can be carried forward indefinitely.

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carry forwards of $2.1 million and $4.3 million, respectively, that can be carried forward indefinitely.

As of December 31, 2022 and 2021, the Company had U.S. state net operating loss carry forwards of $4.7 million and $2.3 million, respectively, that begin to expire in 2038.

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

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increases in net operating loss carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Valuation allowance at beginning of year	$55,261	$22,511
Increases recorded to income tax provision	32,117	31,003
Increase (decrease) recorded to APIC	—	1,747
Valuation allowance at end of year	$87,378	$55,261

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2022 and 2021, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net deferred tax assets as of December 31, 2022 and 2021.

The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2022 and 2021.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s audited Consolidated Statements of Operations and Comprehensive Loss.

The Company and its subsidiaries file income tax returns in the UK, U.S., and other foreign jurisdictions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities, if such tax attributes are utilized in a future period. Accordingly, all the tax years from 2018-2022 are open for audit in the UK.

20. Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(159,253)	$(217,778)
Net loss attributable to ordinary shareholders - basic and diluted	$(159,253)	$(217,778)
Denominator:
Weighted-average number of common shares used in net loss per share - basic and diluted	100,795,106	43,553,504
Net loss per share - basic and diluted	$(1.58)	$(5.00)

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

	Year Ended December 31,
	2022	2021
Public Warrants to purchase common shares	11,500,000	11,500,000
Exchangeable Right liability	6,600,000	6,600,000
Earnout shares	6,000,000	6,000,000
Restricted share units	11,444,846	4,227,759
Options to purchase common shares	2,009,136	2,456,102
Warrants to purchase common shares related to July 2022 PIPE	3,776,380	—
Common shares to be issued related to Secured Convertible Note[1]	12,449,734	—
Warrants to purchase common shares related to GM Securities Purchase Agreement	1,190,476	—
Total	54,970,572	30,783,861
1 At GM’s option at any time prior to the maturity date, GM may require the Company to convert the SCN, in whole or in part, into common shares.

21. Leases

The Company adopted ASC 842, Leases (“ASC 842”) as of January 1, 2022 using the modified retrospective method, in which the Company did not restate prior periods. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which, among other things, allowed it to carry forward the historical lease classification. There was no cumulative adjustment to retained earnings as a result of this adoption. This adoption resulted in a balance sheet presentation that is not comparable to the prior period in the first year of adoption.

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

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company has no material finance leases. The Company leases its corporate headquarters in Manchester, UK which will expire in June 2026 and is classified as an operating lease. This lease does not contain any renewal option, material residual value guarantees nor material restricted covenants. As part of management’s measurable actions taken to significantly reduce expenses, the Company exercised its option to terminate its Manchester office lease on June 29, 2023, effective December 29, 2022. In addition, we also lease office space in Michigan and Chester, UK, which are monthly commitments.

The modification was not accounted for as a separate contract under ASC 842, did not have any impact on the allocation of lease and non lease components and did not result in a change in the classification of the lease; however, it did reduce the Operating lease right-of-use asset by $2.1 million, the Current portion of operating lease liability by $0.4 million and the Long-term operating lease liability by $1.8 million.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company considers its short-term leases to be immaterial and has elected the short-term lease exemption. No right-of-use assets nor lease liabilities were recognized for short-term leases with lease terms of 12 months or less.

Leased Facilities

As of December 31, 2022 the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the audited Consolidated Balance Sheets by calculating the present value of lease payments, at the Company’s weighted average discount rate based on the incremental borrowing rate of 11%, over the 0.7 years weighted average remaining lease term.

The following table provides supplemental cash flow information related to the Company’s operating leases:

(in thousands)	Year Ended December 31, 2022
Cash outflows from operating activities attributable to operating leases	$879
Right-of-use assets obtained in exchange for operating lease liabilities[1]	3,202
Modification of lease[1]	2,191
1 Non-cash financing activity

For the year ended December 31, 2022 and 2021, total lease expense of the Company’s leased facilities was $0.9 million and $1.0 million, respectively, and was included in General and administrative expenses on the audited Consolidated Statements of Operations and Comprehensive Loss. The Company does not have any leases that have not yet commenced which are material.

Future minimum discounted lease payments are as follows (in thousands):

Year Ended December 31,
2023	$440
2024	20
2025	5
2026	—
2027	—
Total minimum lease payments	465
Less: Imputed interest	(13)
Present value of lease liability	$452

22. Commitments and Contingencies

Commitments with Vendors

The Company is party to software and cloud hosting agreements to meet the demands of its customers in various marketplaces. The remaining payments for these services are as follows (in thousands):

2023	$18,724
2024	10,117
2025	9,424
2026[1]	92,490
2027	—
Total	$130,755
1 Includes the total remaining commitment amount under the Microsoft Customer Agreement of $84.5 million which is due in 2026. However, the Company will begin to incur costs in 2023 through 2026 as it utilizes these cloud services.

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

On April 1, 2021, Arma, filed a lawsuit against the Company in the High Court of Justice, Business and Property Courts of England & Wales, Commercial Court (KBD) (claim no. CL-2021-000201) (the “Lawsuit”) and amended the claim on December 23, 2021. In the Lawsuit, Arma claim a declaration from the Court that Arma is entitled to remuneration arising from a successful acquisition of Legacy Wejo, and certain fundraising events that occurred during 2021 and 2020. As of December 31, 2022, the maximum damages claimed by Arma was approximately $16.0 million.

On March 3, 2023, the Company and Arma entered into that certain Deed of Settlement (the “Settlement Agreement”) under which the parties resolved the Lawsuit. Under the Settlement Agreement, (i) Legacy Wejo has agreed to pay Arma $3.25 million (inclusive of all costs and interest and resolving any future claims) in various installments over a 28-month period commencing on April 3, 2023, subject to acceleration and adjustment of the payment schedule based on the achievement by the Company of certain qualifying financing transactions, and (ii) the parties agreed to jointly seek a stay of the Lawsuit except for the purpose of carrying out the terms of the Settlement Agreement, with the understanding that such proceedings may be reinstated if any terms of the Settlement Agreement are breached. The Company has fully accrued $1.4 million in Accrued expenses and other current liabilities and $1.8 million in Other non-current liability on the audited Consolidated Balance Sheets as of December 31, 2022 for the settlement. The corresponding expense for the Settlement Agreement was recorded in the General and administrative line on the audited Consolidated Statements of Operations and Comprehensive Loss.

The Company does not believe there are any other pending legal proceedings that will have a material impact on the Company’s audited consolidated financial statements and did not have contingency reserves established for any liabilities as of December 31, 2022 and 2021.

23. Employee Benefit Plans

In the UK, the Company makes contributions into salary sacrifice retirement plan on behalf of its employees. The Company paid $0.4 million and $0.2 million, during the years ended December 31, 2022 and 2021, respectively, into such plan.

In the U.S., the Company makes contributions into a defined contribution plan on behalf of its employees, which was established in the first quarter of 2021. The Company paid $0.4 million and $0.1 million into such plan during the years ended December 31, 2022 and 2021, respectively.

24. Related Party Transactions

General Motors

The Company is party to a (i) Data Sharing Agreement, dated December 21, 2018 (see Note 9), (ii) Advanced Subscription Agreement, dated December 13, 2019 (see Note 12), (iii) Convertible Loan Agreement, dated July 21, 2020 (see Note 13), (iv) and the GM Securities Purchase Agreement, dated December 16, 2022 (See Note 14). As of December 31, 2022, GM was deemed to beneficially own approximately 19.99% of the Company’s equity.

Pursuant to the terms of the Data Sharing Agreement as amended on December 7, 2022, the Company and GM share fees with respect to data licenses that support the opportunities for licensing of connected vehicle data. During the years ended December 31, 2022 and 2021, the Company recorded $3.6 million and $3.5 million, respectively, as a reduction to revenue, net on the audited Consolidated Statements of Operations and Comprehensive Loss for revenue sharing amounts owed to GM.

Pursuant to the terms of the GM Credit Facility, GM loaned $10.0 million to the Company in 2020, at an interest rate of 12.0%. The initial term of the GM Credit Facility was three months. In July 2020, the Company had a debt restructuring that modified the facility to extend the term until December 31, 2021. In April 2021, the Company repaid its outstanding debt balance and fees of $10.8 million owed to GM. Interest expense of nil and $0.4 million was recorded on the audited Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2022 and 2021, respectively.

In April 2021, as part of the Convertible Loan Agreement, the Company issued additional Convertible Loans to GM in the sum of £3.5 million ($4.8 million) through the settlement of accounts payable of $2.9 million and recognition of prepayment of $1.9 million. The Convertible Loans issued in April 2021 have the same terms as the Loans issued during the year ended December 31, 2020 (see Note 13).

On December 16, 2022, the Company entered into a Securities Purchase Agreement with GM under which it issued and sold to GM the SCN in the aggregate principal amount of $10.0 million, and the GM Warrants to acquire up to an aggregate amount of 1,190,476 common shares at an exercise price of $0.75112 per common share. The Company received $9.5 million of proceeds from GM associated with the transaction. The SCN accrues compounding interest at the rate of 5.0% per annum in arrears semi-annually until maturity date of December 16, 2023 (see Note 14).

As of December 31, 2022 and 2021, the Company had $1.0 million and $1.5 million, respectively, recorded to Accounts payable on the audited Consolidated Balance Sheets for amounts owed to GM.

Chief Executive Officer

The Chief Executive Officer of the Company currently holds more than 5.0% of the Company’s equity. The CEO also serves as an executive director of another company that entered into a service agreement with the Company, dated March 20, 2020, under which the Company agreed to provide certain proof of concept analysis and autonomous vehicle simulation services to the Company. The Company recognized nil and $0.6 million for the years ended December 31, 2022 and 2021, respectively, for professional and capital raising services rendered by that provider on behalf of the Company.

Chairman of the Board of Directors

The Chairman of the Company’s Board of Directors also serves as a non-employee director of two other companies. The Company and one of the companies entered into two service agreements dated February 12, 2020 and December 1, 2020 under which the Company agreed to provide certain consulting and related services to the Company, which services were not provided by the Chairman. Pursuant to the terms of the agreement, the Company recognized $0.1 million and $0.5 million in fees during the years ended December 31, 2022 and 2021, respectively, for professional services rendered by the Company.

Former Director of the Board of Directors

A company that is controlled by a former director, entered into a Consultancy Agreement, dated May 12, 2016, under which such former director provided certain consulting and related services to the Company. Pursuant to the terms of the Consultancy Agreement, the Company recognized nil and $0.8 million of expenses for the years ended December 31, 2022 and 2021, respectively, for professional and capital raising services rendered on behalf of the Company. Upon completion of the Virtuoso Business Combination, this agreement was effectively terminated.

Managing Member of Virtuoso Sponsor LLC

The Company engaged Jeffrey Warshaw under the Introducer Agreement, dated February 1, 2022 (the “Introducer Agreement”), to introduce the Company to CFPI and its affiliates and arrange the CFPI Stock Purchase Agreement for the Company (see Note 3). Mr. Warshaw is the managing member of Virtuoso Sponsor LLC, a former holder of over 5% of the Company’s common shares. In exchange for Mr. Warshaw’s services under the Introducer Agreement, upon the execution of the CFPI Stock Purchase Agreement, the Company paid Mr. Warshaw a fee (the “Introducer Fee”) equal to $1.9 million (1.85% of the face amount of the CEF secured by the Company under the CFPI Stock Purchase Agreement) during the year ended December 31, 2022, which was recorded within general and administrative expenses in the Company’s audited Consolidated Statements of Operations and Comprehensive Loss.

Apollo

On November 10, 2021, Apollo and the Company entered into the Forward Purchase Agreement. Under that agreement, Apollo entered into an equity prepaid forward transaction in which it acquired 7.5 million shares of Virtuoso Class A common shares at $10 per share, which, following the closing of the Virtuoso Business Combination, were exchanged to and represented more than 5% of the Company’s outstanding common shares. In May 2022, the Company delivered a written notice to Apollo to request partial settlement of the transaction and received net sale proceeds of $2.5 million through December 31, 2022, with respect to the remaining 25% of the purchased shares. As of December 31, 2022, Apollo holds 5,585,583 shares of the Company’s common shares.

On August 22, 2022, Wejo Limited entered into the FPA Amendment with Apollo, as described in Note 6.

Sompo Holdings, Inc.

On July 27, 2022, the Company entered into a subscription agreement with significant investment coming from Sompo Light Vortex, a wholly-owned subsidiary of Sompo Holdings, as described in Note 3. As a result of the July 2022 PIPE transaction, Sompo Holdings beneficially owns 10,301,760 common shares, which represented 9.5% of the Company’s outstanding common shares as of the closing of the transaction.

On October 8, 2022, the Company and Sompo Holdings entered into the Co-Development Agreement (“CDA”). Under the agreement, Sompo Holdings and the Company will collaborate and jointly develop solutions. The CDA shall have a term of 1 year, and shall renew automatically unless either party notifies the other party of their intention to terminate the CDA. The parties have commenced activities in support of the CDA.

During the years ended December 31, 2022 and 2021, the Company recognized revenue of $0.9 million and $0.4 million, respectively, related to software and cloud solutions work performed on behalf of Sompo Holdings.

Director PIPE Investment

On July 27, 2022, as part of the July 2022 PIPE, the Company entered into subscription agreements with certain investors, including the following members of its Board of Directors: Ann M. Schwister, John T. Maxwell (and his wife Kathleen Maxwell), Lawrence D. Burns, Richard Barlow, Samuel Hendel, and Timothy Lee (collectively, the “Board PIPE Investors”).

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

25. Subsequent Events

TKB Business Combination Agreement

On January 10, 2023, the Company entered into the TKB Business Combination Agreement with TKB, Green Merger Subsidiary Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct, wholly owned subsidiary of the Company (“Merger Sub 1”) which agreed to participate in the series of transactions in amongst and with Wejo Holdings Ltd., an exempted company limited by shares incorporated under the laws of Bermuda and a direct, wholly owned subsidiary of the Company (“Holdco”) and Wejo Acquisition Company Ltd, an exempted company limited by shares incorporated under the laws of Bermuda and a direct, wholly owned subsidiary of Holdco (“Merger Sub 2”).

Under the TKB Business Combination Agreement and subject to the satisfaction or waiver of the terms and conditions specified therein, (i) Merger Sub 1 will merge with and into TKB, with TKB continuing as the surviving company and a wholly owned subsidiary of Holdco (the “TKB Merger”) and (ii) Merger Sub 2 will merge with and into the Company, with the Company continuing as the surviving company and a wholly-owned subsidiary of Holdco (the “Wejo Merger”) so that, immediately following completion of the TKB Business Combination (the “Closing”), each of the Company and TKB will be a wholly-owned subsidiary of Holdco. At the Closing, by virtue of the Wejo Merger and without any action on the part of the holders of any shares of the capital stock of the Company, each common share of the Company issued and outstanding immediately prior to the effective time (other than (i) any common shares of the Company held in the treasury of the Company or owned by TKB and (ii) any common shares of the Company held by shareholders of the Company that have validly exercised dissenters rights) will be converted into the right to receive one (1) common share of Holdco, par value $0.001 per share (“Holdco Common Share”). Each warrant of the Company issued and outstanding immediately prior to the effective time of the Wejo Merger will be assumed by Holdco and automatically represent a warrant to acquire a Holdco Common Share. Each stock option of the Company that is outstanding immediately prior to the effective time of the Wejo Merger, whether vested or unvested, shall automatically and without any action on the part of the holder or beneficiary thereof be assumed by Holdco and converted into an option to purchase a number of Holdco Common Shares equal to the total number of Wejo Common Shares subject to the stock option immediately prior to the effective time of the Wejo Merger, and shall otherwise be subject to the same terms and conditions (including vesting schedule) as applicable to the corresponding stock option of the Company. At the effective time of the TKB Merger, by virtue of the TKB Merger and without any action on the part of the holders of any shares of the capital stock of TKB, each TKB ordinary share issued and outstanding immediately prior to the effective time (other than (i) any ordinary shares of TKB held by shareholders of TKB that have validly exercised redemption rights under the TKB organizational documents, (ii) any ordinary shares of TKB held in the treasury of TKB or owned by the Company and (iii) any ordinary shares of TKB held by shareholders of TKB that have validly exercised dissenters rights) will be converted into the right to receive Holdco Common Shares based on a floating exchange ratio. The exchange ratio will be determined by dividing $11.25 by the Company’s volume weighted price per share for the 15 consecutive trading days immediately preceding the second trading day prior to the TKB shareholders meeting to be held in connection with the TKB Business Combination, subject to a minimum exchange ratio of 3.75 and a maximum exchange ratio of 22.50. Each TKB warrant issued and outstanding immediately prior to the effective time of the TKB Merger will be assumed by Holdco and the exercise price and number of underlying Holdco Common Shares will be adjusted according to the exchange ratio. Each TKB unit issued and outstanding immediately prior to the effective time of the TKB Merger will be automatically detached and the holder of each unit will be deemed to hold one TKB Class A ordinary share and one-half of a TKB public warrant, which underlying Class A ordinary share and public warrant will be converted in accordance with the terms explained above.

The Closing is subject to customary closing conditions, including, among others, (i) approval of the transaction by TKB’s shareholders and the Company’s shareholders, (ii) approval of the extension of the term of TKB’s existence beyond its existing expiration date of January 29, 2023 (which was approved on January 27, 2023), (iii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Holdco, the Company, the Merger Subs, and TKB, respectively, and compliance by Holdco, the Company, the Merger Subs and TKB with their respective obligations under the TKB Business Combination Agreement, (iv) declaration of the effectiveness by the SEC of the Registration Statement on Form S-4 to be filed by Holdco (the “Registration Statement”), (v) the absence of any governmental order, statute, rule or regulation or governmental action enjoining or prohibiting the consummation of the TKB Business Combination, (vi) approval of Holdco Common Shares and warrants issued as consideration in the TKB Business Combination for listing on NASDAQ subject to official notice of issuance, (vii) the absence of material adverse effect that is continuing with respect to TKB and the Company, and (viii) there being at Closing, in the reasonable and good faith assessment of the Company or TKB, as applicable, available cash on hand at the Company or available cash to be borrowed pursuant to binding contractual commitments from third parties, in such amounts that, together with (A) the net proceeds of amounts in the trust account, (B) any irrevocable and binding financing commitments entered into pursuant to the TKB Business Combination Agreement and (C) any nonbinding financing commitments or other sources of income that in the reasonable determination of the Company or TKB, as applicable, are reasonably expected to be available following the Closing, will be sufficient to fund ordinary course working capital and other general corporate purposes of the Company in accordance with its mid-term business plan.

On January 31, 2023, the Company announced TKB retained approximately $56.7 million in its trust account after a final shareholder vote to extend the time it has to consummate a business combination to June 29, 2023. The vote, which was approved by approximately 99% of the votes cast at the meeting, representing approximately 82% of TKB’s outstanding shares, resulted in the retention of approximately $3.7 million more in TKB’s trust account than was initially reported by TKB on January 25, 2023. The Company has also begun the process of speaking with strategic investors about a PIPE raise contemplated in connection with the TKB Business Combination, which may close in late second quarter of 2023, but is dependent on various closing conditions and other factors.

Private Placement of Second Lien Note and Warrant

On February 27, 2023, the Company entered into that certain Securities Purchase Agreement (the “Second Lien SPA”) with an investor (the “Second Lien Noteholder”). Under the Second Lien SPA, for a purchase price of $3,500,000, the Company issued and sold to the Second Lien Noteholder a secured, non-convertible note in the aggregate principal amount of $3,684,210 (the “Second Lien Note”). The Second Lien SPA also requires the Company to issue a warrant to acquire the Company’s common shares (the “Second Lien Warrant”) upon the occurrence of a Subsequent Financing (as defined below) (the issuance of the Second Lien Note and the Company’s obligation to issue the Second Lien Warrant upon a Subsequent Financing together being referred to as the “Second Lien Offering”). The Company’s obligations under the Second Lien Note are secured by a second lien on certain assets of its subsidiaries, which are the same assets that are subject to first lien security interests under the Company’s SCN, namely certain assets of Legacy Wejo and the shares held by Wejo Bermuda in Legacy Wejo (collectively, the “Second Lien Collateral”); such second lien is subordinated to the first lien security interests under the SCN. The security interest does not secure assets that were previously encumbered in connection with the issuance of the Company’s Secured Loan Notes in April 2021. The Second Lien Note accrues compounding interest at the rate of 10.0% per annum, which will be payable in cash, in arrears semi-annually in accordance with the terms of the Second Lien Note. If the Company effects, directly or indirectly, an offering of any shares of any kind of its securities in a financing completed during the one-year period following the issuance of the Second Lien Note, then it must issue the Second Lien Noteholder a warrant exercisable for such number of the Company’s common shares determined by dividing $3,850,000 by the closing price of the Company’s common shares. The Second Lien Note matures on March 29, 2023 (the “Second Lien Note Maturity Date”). At the Second Lien Noteholder’s option at any time during the 20-business day period following certain fundamental transactions, the Second Lien Noteholder may require the Company to redeem all or any part of the outstanding principal and accrued but unpaid interest of the Second Lien Note, in whole or in part, at a price of 120% of the then-outstanding principal amount plus all accrued and unpaid interest.

On February 27, 2023, GM consented to the Second Lien Offering and agreed to amend the Secured Convertible Note, solely to add additional events of default, and outside of such addition, the Secured Convertible Note remains unchanged and in full force and effect.

On March 28, 2023, the Company and the Second Lien Noteholder executed that certain First Amendment to Secured Note (the “Second Lien Note Amendment”) under which they agreed to extend the Second Lien Note Maturity Date under the Second Lien Note to April 17, 2023 in exchange for an extension fee in the amount of $368,421, representing 10% of the principal amount of the Second Lien Note. Other than such amendments in the Second Lien Note Amendment, the Second Lien Note remains unchanged and in full force and effect.

Arma Settlement Agreement

On March 3, 2023, the Company and Arma entered into certain Deed of Settlement under which the parties resolved the Lawsuit. See Note 22 for further information.

Private Placement of Unsecured Note and Warrant

On March 21, 2023 (the “Unsecured Note Issuance Date”), the Company issued and sold to Tim Lee, the Company’s Chairman of its Board (the “Unsecured Noteholder”), the Unsecured Note in the aggregate principal amount of $2,000,000 (the “Principal”). The Unsecured Note also requires the Company to issue an Unsecured Note Warrant (as defined below) to acquire the Company’s common shares upon the occurrence of a Subsequent Financing (as defined below) (the issuance of the Unsecured Note and the Company’s obligation to issue the Unsecured Note Warrant upon a Subsequent Financing together being referred to as the “Unsecured Note Offering”). The Unsecured Note Offering closed on March 21, 2023. The Company intends to use the proceeds from the Unsecured Note Offering for general corporate purposes. The Unsecured Note matures on May 22, 2023 (the “Unsecured Note Maturity Date”). The Unsecured Note does not accrue interest, but the Company must pay a redemption premium of 110% of the outstanding principal (the “Redemption Premium”) amount to redeem the Unsecured Note at or before the Unsecured Note Maturity Date. The Unsecured Note provides for customary events of default. If an event of default occurs, the Unsecured Noteholder can provide notice to the Company that it is requiring the Company to repay the outstanding principal at the Redemption Premium within five business days of the delivery of receipt of such written notice. The Company will be subject to certain customary affirmative and negative covenants pursuant to the Unsecured Note. If the Company effects, directly or indirectly, an offering of any shares of capital stock, convertible securities, rights, options, warrants or any other kind of its securities in a financing completed during the one-year period following the issuance of the Unsecured Note (a “Subsequent Financing”) then it must issue the Unsecured Noteholder a five-year warrant exercisable for such number of the Common Shares determined by dividing 100% of the Principal by the closing price of the Common Shares as reported by NASDAQ on the trading day immediately prior to the issuance of securities in a Subsequent Financing, subject to a floor price equal to the higher of the closing bid price of the Common Shares and the “NASDAQ Minimum Price” (as defined in NASDAQ Rule 5635) as of the Unsecured Note Issuance Date, at an exercise price per share equal to 110% the closing bid price of the Common Shares as reported by NASDAQ on the trading day immediately prior to the Subsequent Financing, subject to a floor price equal to the higher of the closing bid price of the Common Shares and the NASDAQ Minimum Price as of the Issuance Date (the “Unsecured Note Warrant”).

Cost-Cutting Initiative

On March 22, 2023, the Board of Directors of the Company approved a plan to reduce the Company’s workforce by approximately 40 employees, representing approximately 16% of the Company’s total current global workforce. This decision was based on cost-reduction initiatives intended to reduce operating expenses. As of March 22, 2023, the Company estimated that it will pay approximately $1.8 million in connection with the reduction in force, which consists of notice period and severance payments, previously accrued compensation expenses, and other related costs. The Company expects that these charges will be incurred in the second and third quarters of 2023, and that the reduction in force will be substantially complete in the third quarter of 2023, subject to local law and consultation requirements. The charges the Company expects to incur are subject to assumptions, including local law requirements, and actual charges may differ from the estimate disclosed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Such controls and procedures cannot provide absolute certainty but can provide reasonable assurance regarding management's control objectives. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) effective at that reasonable assurance level. as of December 31, 2022.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were previously disclosed in our 2021 Annual Report and our first, second, and third quarter of 2022 disclosures. Specifically, these material weaknesses related to the insufficient design and implementation of processes and controls over financial reporting, including inadequate oversight, review and testing of the work performed by our third-party specialists and to the lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP. We have concluded that these material weaknesses arose because we did not have the necessary processes, systems, personnel and related internal controls in place. As a result of the lack of accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP, the errors were not identified and corrected in a timely manner, as discussed in greater detail under the caption entitled “Remediation Efforts” below.

We have completed the design and implemented remediation measures to strengthen the effectiveness and operation of our internal control environment. At the time of filing this Annual Report on Form 10-K, the material weaknesses have been remediated. Management believes that the audited consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

In the first quarter of 2022, Management initiated a remediation project to address the material weakness related to our insufficient design and implementation of processes, systems and internal controls over financial reporting, including inadequate oversight, review, and testing of internal controls. This project entailed assisting the business functions with the remediation of their control deficiencies, ensuring that adequate management action is taken and supporting evidence is maintained to prove the operating effectiveness of the remediated controls. Control owners have been educated on the principles and requirements of each control as well as the requisite accountabilities within each of the business processes. As a result, during the second quarter of 2022, we started the design testing of the remediated controls to validate the control design. In the third quarter of 2022, we completed the remediation project and all internal controls over financial reporting were tested by us during the fourth quarter of 2022 to determine if they are operating effectively. Additionally, another round of this control testing was performed against the fourth quarter of 2022 internal controls. Internal control tests results identified minimal selected controls that required remediation with no material weaknesses identified within internal controls over financial reporting.

The Company had also completed the critical first phase of implementation of new financial reporting systems, as part of our remediation efforts. The Company implemented a new Enterprise Resource Program (“ERP”) system, which included the core financial system (in the second quarter of 2022) and a Human Capital Management (“HCM”) module (in the third quarter of 2022), which systematically integrates key
1

processes and controls. We believe that we have achieved significant progress in strengthening the internal control environment during 2022 through the implementation of these systems.

While management has remediated these material weaknesses, there is no assurance that these remediation efforts, will prevent or detect future material weaknesses. If we are not able to retain these personnel with accounting, internal control and U.S. GAAP experience or maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business. In contrast, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements, and we may be required to restate our consolidated financial statements. In addition, we may experience delays in satisfying our reporting obligations or complying with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common shares. We cannot provide assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Exchange Act Rule 13a-15 (f)) to provide reasonable assurance regarding the reliability of financial reporting and that the consolidated financial statements have been prepared in accordance with U.S. GAAP. Such internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance (a) that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations from management and directors; and (b) regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management is further responsible for maintaining a system of internal accounting control designed to provide reasonable assurance that the Company's assets are adequately safeguarded, and that the accounting records reflect transactions executed in accordance with management's authorization. The system of internal control is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit.

Management conducted an evaluation of the effectiveness of internal controls over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 does not include a 404(b) attestation report by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is shown on page F-2.

Changes in Internal Control Over Financial Reporting

As described above, under the caption entitled “Remediation Efforts”, in the second and third quarters of 2022, the Company implemented a new ERP system, including a new HCM module. In addition, the U.K. affiliate of the Company migrated to a global payroll system provider also used by the U.S. affiliate in the second quarter of 2022. An Equity Compensation Awards Management system was also implemented to monitor and record transactions within the Company’s share-based compensation program in the second quarter of 2022. These implementations resulted in certain new and/or changes to the Company’s processes and procedures, which required the Company to modify certain of its internal controls over financial reporting. The design of these controls has been formalized within the internal control framework. In addition, as a result of the on-going control remediation efforts described above, new or revised process controls have been applied to internal controls over financial reporting. All these changes to the Company’s processes and controls have been, and will continue to be, subject to the Company’s program for evaluating the design and operating effectiveness of internal control over financial reporting. There were no other changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As previously announced, on February 27, 2023, the Company entered into the Second Lien SPA with the Second Lien Noteholder under which it issued the $3,500,000 Second Lien Note (see Note 25 to the accompanying audited consolidated financial statements).
On March 28, 2023, the Company and the Second Lien Noteholder executed the Second Lien Note Amendment under which they agreed to extend the maturity date under the Second Lien Notes to April 17, 2023 in exchange for an extension fee in the amount of $368,421, representing 10% of the principal amount of the Second Lien Note.

2

Other than as expressly modified pursuant to the Second Lien Note Amendment, the Second Lien Note remains in full force and effect. The foregoing description of the Second Lien Note Amendment is not complete and is qualified in its entirety by reference to the full text of the Second Lien Note Amendment, a copy of which is filed as Exhibit 10.13.1 hereto and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.
3

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table identifies our directors as of March 28, 2023:

Name	Age	Position
Richard Barlow	44	Chief Executive Officer and Director
Lawrence Burns	71	Director
Samuel Hendel	41	Director
Timothy Lee	72	Director
John T. Maxwell	58	Chief Financial Officer and Director
Ann M. Schwister	55	Director

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

Lawrence Burns

Lawrence Burns joined our Board in connection with the closing of the Virtuoso Business Combination in November 2021 and currently serves as Chair of our Risk Management, Security and Data Privacy Committee (the “Risk Committee”) and as a member of our Compensation Committee and Corporate Governance Committee (the “Nominating Committee”). Dr. Burns has over 30 years of leadership experience in the automotive industry. Dr. Burns served as the Corporate Vice President of Research & Development and Planning of General Motors from 1998-2009 where he was responsible for advanced technology development, product portfolio planning, and capacity and strategic planning. He had previously held various leadership positions from 1988 – 1997 at General Motors, including industrial engineering, quality, production control, product/manufacturing/business planning, and product program management. In 2009, Dr. Burns founded the consulting, professional speaking and writing firm and, et al LLC. He has previously served as a consultant to Waymo (f/k/a Google Self-Driving Cars) from 2010 – 2021, Allstate from 2013 – 2016, and IHS Markit Ltd. from 2016 – 2017. Dr. Burns taught Engineering at the University of Michigan from 2010-2015. Dr. Burns is currently on the Advisory Boards of Kitson & Partners, a real estate developer, and Nanoramic Laboratories, a nano-carbon technology company, and the Board of Directors of Niron Magnetics. He is an Executive Advisor at Neural Propulsion Systems. He served on the Peloton Technology Inc. Board of Directors from 2016 – 2020 and as the Vice Chairman of Board of Directors of MRIGlobal from 2010 – 2013. Dr. Burns received a B.S. in Mechanical Engineering from General Motors Institute (now Kettering University), M.S. in Engineering/Public Policy from the University of Michigan, and Ph.D. in Civil Engineering from the University of California, Berkley.

We believe Dr. Burns’ extensive experience in automotive innovation, research and development, executive leadership and strategic planning qualify him to serve as a director of Wejo Group Limited.

Samuel Hendel

Samuel Hendel joined our Board in connection with the closing of the Virtuoso Business Combination in November 2021 and currently serves on our Audit, Compensation and Risk Committees. Mr. Hendel has 20 years of experience in the investment management industry and currently serves as Executive Chairman of JKBX, a company founded by Mr. Hendel. JKBX is the premiere royalties technology platform built to expand opportunities for all participants by revolutionizing the ownership of music royalty streams. Mr. Hendel previously served as Portfolio Manager at Kepos Capital where he was responsible for portfolio management, marketing, and business development. Mr. Hendel is a Co-Founder of Dataminr, an event and risk detection company, which he began with two of his former Yale classmates in 2009. Mr. Hendel currently serves as a founding board member of the new joint venture, Chord Music Partners, which will continue to scale by providing flexible capital solutions for artists and creators and exploring NFT monetization opportunities. Prior to Kepos Capital, he served as Portfolio Manager and President of Easterly Investment Partners, the $4
4

billion AUM value manager from 2009 to 2022. Prior to Joining Easterly, Mr. Hendel was Co-Portfolio Manager for risk arbitrage and event-driven strategies at Satellite Asset Management from 2006 to 2009. That position followed 3 years at UBS, from 2003 to 2006, where Mr. Hendel was an Associate Director, serving in both the portfolio trading and proprietary trading groups. In his personal capacity, Mr. Hendel is an Associate Fellow of Davenport College at Yale University in addition to being Co-Founder of Accelerate Yale, an alumni shared interest group focused on promoting entrepreneurship at Yale. Mr. Hendel has additional board experience, serving as the Chairman of OkayMedia, which includes OkayPlayer, a music and lifestyle website founded in 1999 by Ahmir (Questlove) Thompson of the hip hop band The Roots, and OkayAfrica, a digital media company focused on African culture. He also served on the board of Virtuoso from January 2021 through the closing of the Virtuoso Business Combination, where he also served as a member of the Audit and Compensation Committees. Mr. Hendel also serves on the board of ImpaCT, a Connecticut-based charity focused on providing support to underprivileged youth in the local community alongside his wife. Mr. Hendel received a B.A. from Yale University.
We believe Mr. Hendel’s extensive experience in investment management, executive leadership, and M&A qualify him to serve as a director of Wejo Group Limited.

Timothy Lee

Timothy Lee, Chairman of the Board of Directors, served as the Chairman of the Board of Directors of Wejo Limited since 2017 and then was appointed Chairman of the Board of Directors of the Company in connection with the closing of the Virtuoso Business Combination in November 2021. Mr. Lee currently serves as Chair of each of our Compensation Committee and our Nominating and Audit Committee. Prior to joining Wejo, Mr. Lee spent 45 years working at General Motors in international operations, manufacturing and engineering where he served as Executive Vice President, General Motors Manufacturing and Chairman of General Motors China until his retirement in 2014. Mr. Lee is a manager, member and holder of approximately 30% of the equity interests of Hawksbill Group, a firm he co-founded in August 2015, that provides strategic advice to executives. Mr. Lee also works with private equity groups Ontario Teachers’ Pension Plan and Atlas Holdings. Mr. Lee currently serves as the Chairman of the Board of private company Vantage Elevation, LLC, a private company owned by the Ontario Teachers Pension Plan. He is also a member of the Board of Directors of US Salt, a private company owned by Emerald Lake Capital. Mr. Lee received a BA from the General Motors Institute (now Kettering University) and an MS from Purdue University.

We believe Mr. Lee’s extensive experience as an executive, his experience in operations, and prior experience as a director of Wejo Limited qualify him to serve as a director of Wejo Group Limited.

John T. Maxwell

John T. Maxwell has served as the Chief Financial Officer and Director of the Company since March 2021. Mr. Maxwell has more than 30 years of experience driving financial growth, including in the technology and telecommunications industries. From January 2017 to December 2020, Mr. Maxwell served as Chief Financial Officer of Aquestive Therapeutics, a specialty pharmaceutical company with a focus on epilepsy and allergy treatments. Mr. Maxwell prepared the company for its IPO, raising $115 million of new equity capital in its 2018 IPO and 2019 follow-on offering. Mr. Maxwell also led a $100 million debt recapitalization and $125 million royalty monetization transaction at Aquestive. Prior to his role at Aquestive, from September 2000 to August 2006, Mr. Maxwell served as SVP of Finance and Administration at PanAmSat, which he helped take private, and subsequently brought public in 2005. Previously, Mr. Maxwell served as Chief Financial Officer at WIL Research. Mr. Maxwell started his career at Ernst & Young, and held various senior financial roles at General Signal, ADP, PanAmSat, INFONXX and Plainfield Asset Management. Mr. Maxwell earned his MBA in Finance and International Business from NYU’s Stern School of Business and received his BBA in Accounting from Texas Tech University. Mr. Maxwell is a Certified Public Accountant.

We believe Mr. Maxwell’s extensive experience as an executive, his experience in financial leadership and prior experience as a director of Wejo Limited qualify him to serve as a director of Wejo Group Limited.

Ann M. Schwister
Ann M. Schwister joined our Board in connection with the closing of the Virtuoso Business Combination in November 2021 and currently serves as Chair of our Audit Committee. Ms. Schwister has 29 years of domestic and international operational experience at Procter and Gamble. From January 2014 until June 2018, she served as Vice President and CFO of North America, Procter and Gamble’s largest and most profitable region. Previously, she served as VP and CFO of Greater China and VP and CFO of Global Oral Care for Procter and Gamble. Since retiring, Ms. Schwister has been a strategic advisor working with several organizations, including social enterprises and a small family-owned business. She currently serves on the boards of Haskell (a private Architecture, Engineering and Construction company) and the Impact Investing Committee of the Greater Cincinnati Foundation after nine years serving on the board. Ms. Schwister previously served on the board of PARTS iD, Inc. (NYSE American: ID), serving as Chair of the Audit Committee and a member of the Governance Committee. Finally, she has served on the CFO Committee of the Grocery Manufacturers Association and the Wisconsin School of Business Dean’s Advisory Board. In these roles, Ms. Schwister has amassed significant experience regarding Global P&L responsibilities, gained a deep understanding of consumers and digital and traditional retail environments, and gained experience with respect to small businesses. She has a BBA degree in Finance with a specialization in International Business from the University of Wisconsin-Madison.

5

We believe Ms. Schwister’s extensive experience in operations management, public company experience, finance and accounting, and executive leadership qualify her to serve as a director of Wejo Group Limited.

Director Independence

As required by the rules of NASDAQ, a majority of the directors on the Company’s Board of Directors are independent. An “independent director” is generally defined under applicable NASDAQ rules as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board has determined that each of Mr. Hendel, Mr. Lee, Dr. Burns and Ms. Schwister is an “independent director” under applicable SEC and NASDAQ rules for purposes of serving on the Board and each committee on which they serve, as applicable. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

The members of each of the Board committees and committee Chairpersons as of March 28, 2023 are set forth in the following chart.

Name	Audit	Compensation	Nominating and Corporate Governance	Risk Management, Security and Data Privacy
Richard Barlow				X
Lawrence Burns		X	X	Chair
John T. Maxwell
Timothy Lee	X	Chair	Chair
Samuel Hendel	X	X		X
Ann M. Schwister	Chair

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

The Board appointed Samuel Hendel, Timothy Lee, and Ann M. Schwister to serve on the Audit Committee, with Ann M. Schwister serving as its Chair. Each of the members of our Audit Committee meets the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the NASDAQ rules. Each member of our Audit Committee also meets the financial literacy requirements of NASDAQ listing standards. Each member of our Audit Committee has the requisite experience to be designated an audit committee financial expert as that term is defined by rules of the SEC.

6

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

The Board appointed Lawrence Burns and Timothy Lee to serve on the Nominating Committee, with Timothy Lee serving as its Chair, each of whom meets the definition of “independent director” under the NASDAQ rules.

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

The Board appointed Richard Barlow, Lawrence Burns, and Samuel Hendel to serve on the Risk Management, Security and Data Privacy Committee, with Lawrence Burns serving as its Chair.

7

Executive Officers

The following table identifies our executive officers as of March 28, 2023:

Name	Age	Position
Richard Barlow	44	Chief Executive Officer and Director
John T. Maxwell	58	Chief Financial Officer and Director
Mina Bhama	44	General Counsel and Company Secretary
Benoit Joly	50	Chief Commercial Officer
Sarah J. Larner	41	Executive Vice President of Strategy and Innovation
Den Power	59	Chief People Officer
David Jack	57	Chief Technology Officer

Richard Barlow

See biography under “Directors” section above.

John T. Maxwell

See biography under “Directors” section above.

Mina Bhama

Mina Bhama, General Counsel and Company Secretary, has served as General Counsel for Wejo since February 2018, and as the Company Secretary since January 2019. Ms. Bhama is responsible for managing the legal function and advising the Company and Board of Directors on the Company’s legal, regulatory and governance matters. Prior to these roles, Ms. Bhama served as legal consultant to Wejo from November 2016 to January 2018. Ms. Bhama has a strong background in corporate commercial and M&A and corporate governance having previously served as General Counsel and Company Secretary for Conviviality Plc, from January 2015 to October 2016, where she advised the Board of Directors, was a member of the executive team driving strategic direction, managed filings and led the corporate legal M&A activities, including a reverse takeover. She also served as a senior legal advisor at Moneysupermarket.com Group Plc and a legal advisor at Innospec Inc. Ms. Bhama has an LLB (Hons) from Staffordshire University, postgraduate diploma in Legal Practice from the College of Law, Chester, is admitted as a solicitor by the Solicitors Regulation Authority in 2003 and is an Associate Chartered Company Secretary graduating from the Institute of Chartered Secretaries and Administrators (ICSA).

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

8

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

David Jack

David Jack, Chief Technology Officer, has served in that role since December 2, 2022, after having served in that capacity on an interim basis since July 6, 2022. Mr. Jack is responsible for all aspects of the Company’s technology function – development, operation, support and security. Prior to his employment at Wejo, for the previous four years he was Chief Technology Officer at dunnhumby, the world's leading customer data science company, which is a subsidiary of Tesco PLC. Mr. Jack has been an advisory board member of CIONET since March 2018 and an advisory board member of Clarion Events since October 2021. Mr. Jack also provides advisory services to private equity companies on an ad-hoc basis through his company, Yourtab.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2022 were complied with by each person who at any time during the 2022 fiscal year was a director or an executive officer or held more than 10% of our common stock, except Messrs. Hendel and Masarek each filed a late Form 4 with respect to distributions to each of them in connection with the dissolution of Virtuoso Sponsor LLC (the “Sponsor”) and distribution of all of the Sponsor’s assets, comprised of the Company’s common shares and exchangeable preferred shares of Wejo Bermuda Limited, to its members (the “Members”) on a pro rata basis in accordance with each Member’s percentage interest in the Sponsor. The late filings, each of which were made on December 6, 2022, were due to administrative oversight.
9

Item 11. Executive Compensation

We qualify as an EGC under the Jumpstart Our Business Startups Act of 2012. As a result, we are permitted to and rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have included compensation information for only our principal executive officer and our two next most highly compensated executive officers serving at fiscal year-end and have not included a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the Summary Compensation Table and the Outstanding Equity Awards Table set forth below. In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to our shareholders for advisory votes, such as “say-on-pay” and “say-on-frequency” of say-on-pay votes.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2022, our “named executive officers” (collectively, the “NEOs”) and their positions were as follows:

•Richard Barlow, Chief Executive Officer
•John T. Maxwell, Chief Financial Officer
•Sarah J. Larner, Executive Vice President of Strategy and Innovation

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the years ended December 31, 2022 and 2021. Amounts for 2022 and 2021 paid in pounds sterling have been converted to U.S. dollars based on an average annual exchange rate of $1.2369 to 1 pound sterling and $1.3757 to 1 pound sterling, respectively.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)(3)	Option awards ($)(4)	Nonequity incentive plan compensation ($)(5)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(6)	Total ($)
Richard Barlow, Chief Executive Officer	2022	600,000	—	933,000	—	—	—	3,956	1,536,956
	2021	562,418	10,000,000	21,383,066	—	868,840	—	1,360,112	34,174,436
John T. Maxwell, Chief Financial Officer	2022	436,852	300,000	—	—	—	—	111,959	848,811
	2021	337,615	450,000	5,431,185	2,442,244	420,000	—	103,342	9,184,386
Sarah J. Larner, Executive Vice President of Strategy and Innovation	2022	320,048	—	397,688	—	—	—	3,684	721,420
	2021	279,540	500,000	—	1,691,957	114,257	—	39,462	2,625,216
_________________________
(1) The amounts reported in this column represent the base salary earned by each NEO in the applicable fiscal year, including, for 2021, accrued and unused vacation time, if any, and “on-call” pay (as defined below), if any, earned during that year. For 2021, Richard Barlow earned $46,530 in accrued, unused vacation days, and Sarah J. Larner earned $4,400 in on-call pay. “On-call” pay was additional compensation paid to various employees, including Ms. Larner, who were required to work/be available to work over the Christmas and New Year 2020 and Easter 2021 holiday periods, including bank holidays and weekends.
10

(2) The amounts reported in this column reflect (i) for 2021, Transaction Bonuses earned by our NEOs in connection with the closing of the Virtuoso Business Combination and (ii) on account of 2021 and 2022 in the aggregate with respect to Mr. Maxwell, $600,000 for the Maxwell LTIP Cash Award earned by Mr. Maxwell, in each case as further described below under the caption entitled “Cash Compensation.”
(3) For 2022, the amounts represent the grant date fair value of an RSU award made to Ms. Larner and a market-based RSU (the “Market-Based RSU”) award made to Mr. Barlow, each calculated in accordance with FASB ASC Topic 718, based on the closing share price on the date of grant for the RSUs and, in the case of the Market-Based RSU grant, the probable satisfaction of the Share Price Condition for such Market-Based RSU as of the date of grant. Assuming the Share Price Condition is achieved for Richard Barlow’s 2022 Market-Based RSU award, the maximum value of this awards at the grant date would be $6,153,739. For 2021, the amounts represent the aggregate grant date fair value of (i) RSU awards granted to granted to Messrs. Barlow and Maxwell in accordance with FASB ASC Topic 718, based on the closing share price on the date of grant, and (ii) Wejo Limited Class A Ordinary Shares granted to Mr. Maxwell prior to the closing of the Virtuoso Business Combination in the amount of $85,419.
(4) The amounts reported in this column represent the aggregate grant date fair value of stock option awards. The amounts were calculated in accordance with FASB ASC Topic 718 and are based on a number of key assumptions described in Note 18 (entitled “Share-Based Compensation”) to the accompanying audited consolidated financial statements. The amount of compensation, if any, actually realized by a NEO from the exercise and sale of vested options will depend on numerous factors, including the continued employment of the NEO through the vesting period of the award and the amount by which the share price on the day of exercise and sale exceeds the option exercise price. The vesting terms and conditions of the awards granted to our NEOs are described below under the table entitled “Outstanding Equity Awards at Fiscal 2022 Year-End.”
(5) Amounts may be awarded under the Company’s annual incentive plan (the “Annual Incentive Plan”) as further described below under the caption entitled “Cash Compensation.” For 2022, subject to Compensation Committee approval, the NEOs each earned the following Annual Incentive Plan awards: (a) Mr. Barlow - $826,002; (b) Mr. Maxwell - $154,092; and (c) Ms. Larner - $162,343. Because, as of March 28, 2023, the payment of those awards remains subject to the Compensation Committee’s discretion and capitalization of the Company, which is expected to occur in mid-2023, the Summary Compensation Table discloses no Annual Incentive Plan awards for any of the NEOs.
(6) Amounts shown in this column for fiscal 2022 are detailed as follows:

	Life Insurance Premiums ($)	Health Insurance Premiums ($)	Pension Contributions Plan ($)	Gross Up ($)[1]	Total ($)
Richard Barlow	—	—	3,956	—	3,956
John T. Maxwell	1,303	35,846	12,200	62,610	111,959
Sarah J. Larner	—	821	2,863	—	3,684

(1) The amount reported in this column was paid to Mr. Maxwell to compensate him for his underwithheld income tax liability to the UK government for the 2021 taxable year in the amount of the British pound sterling equivalent of $62,610 as of March 31, 2022.

Elements of the Company’s Executive Compensation Program

Cash Compensation

The NEOs receive a base salary to compensate them for services rendered to our company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2021 and 2022, our NEOs’ annual base salaries paid are reflected in the “Summary Compensation Table” above. In addition to base salaries, in 2021 we made a payment to our NEOs for accrued, unused vacation days and on-call time as described in footnote 1 to the “Summary Compensation Table” above.

We maintained a discretionary Annual Incentive Plan cash bonus program for 2021 and 2022 in which each of our NEOs participated. Amounts paid to our NEOs under this program are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. Annual Incentive Plan awards are an important part of the overall compensation we pay our NEOs. Unlike base salary, which is fixed, Annual Incentive Plan awards are paid only if specified performance levels are achieved. The Committee believes that annual incentive awards encourage our NEOs to focus on specific short-term business and financial goals, without sacrificing our long-term objectives. The Committee recognizes the importance of achieving an appropriate balance between supporting the Company’s objective of rewarding executives for strong performance over the short-term and establishing realistic targets that continue to motivate and retain executives. As a result, our Annual Incentive Plan provides for measurable, rigorous
11

performance targets that are designed to be achievable but challenge our executives to drive business results that produce stockholder value.

Paid in 2022, our NEOs’ Annual Incentive Plan awards based on 2021 service were as follows: (a) Mr. Barlow - $868,840; (b) Mr. Maxwell - $420,000; and (c) Ms. Larner - $114,257. For 2023, based on 2022 service, subject to Compensation Committee approval, the NEOs each earned the following Annual Incentive Plan awards: (a) Mr. Barlow - $826,002; (b) Mr. Maxwell - $154,092; and (c) Ms. Larner - $162,343. Because, as of March 28, 2023, the payment of those awards remains subject to the Compensation Committee’s discretion and capitalization of the Company, which is expected to occur in mid-2023, the Summary Compensation Table discloses no Annual Incentive Plan awards for any of the NEOs.

In addition, in recognition of the tremendous efforts of certain officers and other employees of the Company that were key to completing the Virtuoso Business Combination, in November 2021, the Board awarded such employees, including, but not limited to, the NEOs, special transaction bonuses (the “Transaction Bonuses”) to be paid 60% at or around the closing of the Virtuoso Business Combination, with the remaining 40% to be paid in separate payments of 30% and 10% following completion of the Apollo Forward Purchase Agreement and subject to the discretion of the Board as to the timing of such awards. The full amount of each 2021 Transaction Bonus is included in the “Summary Compensation Table” above for each such NEO as follows: Mr. Barlow: $10,000,000; Mr. Maxwell: $150,000; and Ms. Larner: $500,000. As of March 28, 2023, the Company has yet to pay the pound sterling equivalent of approximately $3,000,000 and $50,000 of the Transaction Bonuses earned by Mr. Barlow and Ms. Larner, respectively, based on an average annual exchange rate of $1.2369 to 1 pound sterling. The Company expects to pay the NEOs the balance of these awards in the future based on the Company’s liquidity position at that time and other considerations as determined by the Compensation Committee in its discretion.

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

An initial aggregate of 14,092,530 common shares is available for issuance under the 2021 Plan, and the maximum number of common shares that may be issued pursuant to the exercise of incentive share options granted under the 2021 Plan is 14,092,530. The aggregate number of common shares that may be issued pursuant to awards under the 2021 Plan will be subject to an annual increase on January 1 of each calendar year (commencing with January 1, 2022 and ending on and including January 1, 2031) equal to the lesser of a number of shares (such amount of shares, the “Evergreen Shares”) (i) equal to 3% of the aggregate common shares outstanding as of December 31 of the immediately preceding calendar year, and (ii) as determined by the Board. On January 1, 2022 and 2023, the Evergreen Shares added to available shares under the 2021 Plan were 2,818,506 and 3,283,847, respectively. The 2023 Evergreen Shares are not available for issuance under the 2021 Plan until the Company registers those shares on a registration statement on Form S-8 with the SEC.

If any award granted under the 2021 Plan is cancelled, repurchased, expired, forfeited, surrendered, exchanged for cash, settled in cash or otherwise terminated without consideration or delivery of the shares to the participant, including the payment of divided equivalents in cash in conjunction with any outstanding award, then such shares will be returned to the 2021 Plan and be available for future awards under the 2021 Plan. However, shares that are withheld from any share option or SAR award in payment of the exercise, base or purchase price or taxes, or shares that are repurchased on the open market by the Company using option proceeds will not be returned to the 2021 Plan nor be available for future awards under the 2021 Plan. The share reserve will be reduced by one share for each share subject to an award. If a share that was subject to an award is returned to the share reserve, the share reserve will be credited with one share. The payment of dividend equivalents in cash in conjunction with any outstanding award will not reduce the share reserve.

Virtuoso Business Combination Closing Equity Awards to our Named Executive Officers

In connection with the closing of the Virtuoso Business Combination, the Board granted Richard Barlow, the Company’s Chief Executive Officer, a RSU award pursuant to a sub-plan of the 2021 Plan, which represents the right to receive 1,879,004 common shares upon vesting (the “2021 Barlow RSUs”). One-half of the 2021 Barlow RSUs vest on the 18-month anniversary of November 18, 2021 (the “Closing Date”), and one-half of the 2021 Barlow RSUs vest on the 30-month anniversary of the Closing Date. In the event of Mr. Barlow’s termination of employment by the Company for any reason other than Cause or on a Change in Control (both as defined in the 2021 Plan), any then unvested 2021 Barlow RSUs shall vest in full.

In connection with the closing of the Virtuoso Business Combination, the Board granted John T. Maxwell, the Company’s Chief Financial Officer, a RSU award pursuant to the 2021 Plan, which represents the right to receive 469,751 common shares upon vesting (the “Maxwell RSUs”). The Maxwell RSUs will vest in equal annual installments over three years, with 1/3 of the Maxwell RSUs vesting on each of November 19, 2022, November 19, 2023 and November 19, 2024. In connection with the closing of the Virtuoso Business Combination, the Board granted Mr. Maxwell an option to purchase 469,751 common shares (the “Maxwell Options”) pursuant to the 2021 Plan. The Maxwell Options will vest in equal annual installments over three years, with 1/3 of the Maxwell Options vesting on each of November 19, 2022, November 19, 2023 and November 19, 2024. In the event of Mr. Maxwell’s termination of employment by the Company without Cause or his resignation for Good Reason (as such terms are defined in the Employment Agreement between the Company and Mr. Maxwell, dated as of July 30, 2021), any unvested Maxwell Options and Maxwell RSUs will vest, and vested Maxwell Options will remain exercisable until the earlier of the second anniversary of such termination and the tenth anniversary of the grant date, subject to Mr. Maxwell’s execution of a general release of claims within 60 days of termination of employment. If Mr. Maxwell’s employment terminates for any other reason, any then unvested Maxwell Options and Maxwell RSUs will be forfeited immediately, automatically, and without consideration, and vested Maxwell Options will remain exercisable in accordance with the schedule set forth in the award agreement. In the event Mr. Maxwell’s service is terminated for Cause, all vested Maxwell Options and Maxwell RSUs will also be forfeited immediately, automatically, and without consideration.

In connection with the closing of the Virtuoso Business Combination, the Board granted Ms. Larner an option to purchase 328,125 common shares (the “Larner Options”) pursuant to the 2021 Plan. The Larner Options will vest in equal annual installments over three years, with 1/3 of the Larner Options vesting on each of November 19, 2022, November 19, 2023, and November 19, 2024. As with grants to most other employees under the 2021 Plan, if Ms. Larner’s service is terminated for any reason, any then unvested Larner Options will be forfeited immediately, automatically and without consideration.

In addition, following the effectiveness of the Company’s Registration Statement on Form S-8 (the “S-8 Registration Date”), the Board granted to certain of our executive officers, including Ms. Larner, RSU awards pursuant to the 2021 Plan, which will vest in equal annual installments on each of the first through third anniversaries of the S-8 Registration Date. On April 20, 2022, following the effectiveness of the Registration Statement on Form S-8, the Board finalized those RSU awards, including by issuing Mr. Larner 131,250 RSUs.

Richard Barlow Market-Based RSU

On July 15, 2022, the Company entered into agreements with Mr. Barlow to award an equity grant that was originally approved by the Company’s Board at the closing of the Virtuoso Business Combination. The Market-Based RSU grant is in the form of 4,697,511 RSUs (that settle for common shares), which is equal to 5% of the number of the common shares outstanding as of the closing of the Virtuoso Business Combination. The Market-Based RSUs will vest if the price of the Company’s common shares as quoted on the NASDAQ equals or exceeds $50.00 on any twenty trading days in any thirty-trading day period (the “Share Price Condition”) between November 18, 2026 and November 18, 2031. Under the Market-Based RSU award agreement between the Company and Mr. Barlow, dated July 15, 2022, if the Share Price Condition is satisfied on or before November 17, 2026, the Market-Based RSUs will lapse and Mr. Barlow may exchange the 1,000 Class B Ordinary shares he holds in Wejo Limited for 4,697,511 common shares of the Company under that certain Subscription Agreement Relating to B Ordinary Shares in the Capital of Wejo Limited by and among the Company, Mr. Barlow, and Wejo Limited, dated July 15, 2022.

TKB Business Combination Change in Control Waivers

On January 9 and 10, 2023, Messrs. Maxwell and Barlow issued separate letters to the Company, respectively, providing that the consummation of the TKB Business Combination will not constitute or result in (or be deemed to constitute or result in) a “Change in Control” under the terms of the 2021 Plan, the award agreements with respect to each of the 2021 Barlow RSUs and the Market-Based RSUs (collectively, the “Barlow Award Agreements”), or the Maxwell Agreement. Under Mr. Barlow’s letter, each of the Company and Mr. Barlow agreed that (i) the consummation of the TKB Business Combination will not result in the accelerated vesting and/or settlement of any such awards thereunder, (ii) each of his awards will remain outstanding, will vest and become payable in
13

accordance with the original schedule set forth in each of the Barlow Award Agreements; and (iii) other than as modified in the letter, each of his awards shall continue to be subject to the terms and conditions set forth in the 2021 Plan and each of the Barlow Award Agreements.

Employee Share Purchase Plan

We also have a 2021 Employee Share Purchase Plan (the “ESPP”), which the Company has not yet fully implemented, under which eligible employees and/or eligible service providers of either the Company or an affiliate may be given an opportunity to purchase common shares at a discount. The ESPP includes two components: a “423 Component”, which is intended to qualify as an employee stock purchase plan pursuant to Section 423 of the U.S. Tax code, and a “Non-423 Component.” In addition, the ESPP authorizes grants of (i) purchase rights under the Non-423 Component that do not meet the requirements of an employee stock purchase plan under Section 423 of the Code and (ii) purchase rights under sub-plans, including the Company’s Save As You Earn Share Option Plan 2021 (the “SAYE Plan”). Eligible employees will be able to participate in the 423 Component or Non-423 Component of the ESPP. Eligible service providers (who may or may not be eligible employees) will only be able to participate in the Non-423 Component of the ESPP.

Save As You Earn Share Option Plan

We also have a SAYE Plan, which the Company has not yet fully implemented, under which eligible employees of either the Company or a subsidiary will be given an opportunity to purchase common shares at a discount. The SAYE Plan will allow for employees in the United Kingdom to be given the opportunity to make regular savings towards the exercise price of an option which, on exercise, we believe will benefit from tax-advantaged treatment under the tax laws of the United Kingdom.

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

Outstanding Equity Awards at Fiscal 2022 Year-End

The following table summarizes the number of common shares underlying outstanding equity incentive plan awards for each NEO as of December 31, 2022.

	Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested(2)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard Barlow	7/15/22	—	—	—	—	—	—	4,697,511(5)	2,254,805(6)
	11/19/21	—	—	—	—	1,879,004(4)	901,922	—	—
John T. Maxwell	11/19/21	156,583	313,168(7)	11.38	11/19/32	—	—	—	—
	11/19/21	—	—	—	—	313,168(8)	150,321	—	—
Sarah J. Larner	4/20/22	—	—	—	—	131,250	63,000	—	—
	11/19/21	109,375	218,750	11.38	11/19/32	—	—	—	—
_________________________
(1) Unless otherwise noted, all options (i) vest one-third on each of the first three anniversaries of the grant date; (ii) will immediately be forfeited upon a termination of employment by us for cause; and (iii) that have not vested will be forfeited immediately, and unexercised vested options will be (a) exercisable for a period of 90 days in the event of termination of employment for any other reason, (b) exercisable for a period of 12 months days in the event of termination due to death or disability, or (c) forfeited in the event of termination by us for cause.
(2) The amounts set forth in this column represent unvested RSU awards. Unless otherwise noted, all RSU awards (i) vest one-third on each of the first three anniversaries of the grant date; and (ii) vest only in the event that the recipient remains continuously employed by us on each vesting date; provided, however, that all unvested RSUs will vest if the NEO’s employment is terminated by us without cause within two years following a change in control.
(3) The amounts set forth in this column represent the fair market value per common share of $0.48, which was the closing price of our common shares on December 30, 2022 (the last trading day of 2022), multiplied by the number of shares that had not vested as of that date for each grant listed in this column.
(4) See the discussion above under the caption entitled “Closing Equity Awards to our Named Executive Officers” for the vesting and other terms of the 2021 Barlow RSUs.
(5) See the discussion above under the caption entitled “Richard Barlow Market-Based RSU” for the vesting and other terms of the Market-Based RSU award to Mr. Barlow.
(6) This amount represents the fair market value of the Market-Based RSUs held by Mr. Barlow using a market price of $0.48 per share, which was the closing price of our common shares on December 30, 2022 (the last trading day of 2022).
(7) See the discussion above under the caption entitled “Closing Equity Awards to our Named Executive Officers” for the vesting and other terms of the Maxwell Options.
(8) See the discussion above under the caption entitled “Closing Equity Awards to our Named Executive Officers” for the vesting and other terms of the Maxwell RSUs.

Employment Arrangements

Richard Barlow

On July 30, 2021, in connection with the Virtuoso Business Combination, Mr. Barlow entered into an employment agreement with Wejo Limited, effective as of and upon the Closing (the “Barlow Agreement”), which replaced and superseded his agreement with Wejo Limited. The Barlow Agreement provides for the following compensation: a base salary of $600,000 per year, an annual discretionary target bonus equal to 100% of base salary and an additional discretionary annual bonus of up to a further 100% of base salary, a tax equalization payment and certain other benefits and perquisites, which are discussed in detail in the Barlow Agreement. The Barlow Agreement is for an indefinite term of employment terminable at any time without cause upon 12 months’ notice (or immediately upon payment in lieu of the notice period or remainder thereof). The payment in lieu of notice comprises the following: base salary; the cost to the Company of providing life insurance, employer pension contributions and (if it is not possible or practicable to continue such cover for the notice period) private medical insurance; salary in respect of holiday entitlement; and annual bonus at 100% of base salary, in each case for the notice period or remainder thereof.

As a result of the Barlow Agreement and in connection with the Virtuoso Business Combination, Mr. Barlow was awarded certain awards. The Barlow Agreement also provides that in 2022 Mr. Barlow will be granted an equity long-term incentive award to the value of $2,500,000 in a mixture of RSUs and options (the “2022 Barlow Equity Award”). The Company did not make the 2022 Barlow Equity Award during 2022. In March 2023, the Compensation Committee approved the making of the award in 2023 at the Company’s discretion as to the timing of the award, with the mix of RSUs and option to be 50/50. The Barlow Agreement further provides that all options and other equity awards granted to Mr. Barlow during the term of his employment shall be granted on terms such that those options or other awards which are unvested at the date of the termination of Mr. Barlow’s employment shall vest in full at the date of
15

such termination and (in the case of options) be exercisable, notwithstanding termination has occurred, from the date of termination until immediately prior to the second anniversary of the date of termination.

The Barlow Agreement provides for a covenant not to compete, generally prohibiting Mr. Barlow from providing services to a competitor, soliciting employees, and soliciting or dealing in competition with actual or prospective customers for 12 months from termination of employment and confidentiality obligations which continue after his termination of employment.

John T. Maxwell

Mr. John T. Maxwell became our Chief Financial Officer on March 16, 2021. On July 30, 2021 and in connection with the Virtuoso Business Combination, Mr. Maxwell entered into an employment agreement with the Company and Wejo, Inc., effective as of and upon the closing of the Virtuoso Business Combination (the “Maxwell Agreement”). The Maxwell Agreement provides for Mr. Maxwell to serve as Chief Financial Officer and for the following compensation: a base salary of $420,000 per year, an annual target bonus equal to 50% of base salary and a maximum bonus of 100% of base salary, a one-time transaction bonus of $150,000 upon the closing of the Virtuoso Business Combination, a discretionary long-term cash incentive award established every two years, with the first award being $600,000 to cover both calendar years 2021 and 2022 (the “Maxwell LTIP Cash Award”), a tax equalization payment and certain other benefits and perquisites, which are discussed in detail in the Maxwell Agreement. Mr. Maxwell has received payment of only $300,000 the 2021/2022 Maxwell LTIP Cash Award. The Company expects to pay Mr. Maxwell the balance of this award in the future based on the Company’s liquidity position at that time.

The Maxwell Agreement provides that Mr. Maxwell will be granted long-term incentive equity awards from the Company in the form of share options and RSUs equal to 1% of the fully diluted capitalization of the Company as of the closing of the Virtuoso Business Combination, subject to the vesting terms and conditions as determined by the Company’s Board. On November 19, 2021, the Board made such award to Mr. Maxwell in the form of 469,751 RSUs and 469,751 options, each of which vest in one-third increments on each of the first three anniversaries of the grant date.

Mr. Maxwell will be eligible to receive additional long-term incentive cash awards and equity awards on terms and conditions determined by the CEO and the Company’s Board, as applicable. In the event of a termination of employment by Wejo without Cause or by Mr. Maxwell for Good Reason (as those terms are defined in the Maxwell Agreement), Mr. Maxwell will receive (i) continuation of annual base salary, payable over 12 months in accordance with regular payroll practices, (ii) a monthly payment of the employer portion of health plan premiums for 12 months or an earlier termination of COBRA benefits, (iii) accelerated vesting of any then-unvested equity awards, and (iv) extended exercisability of vested share options until the second anniversary of the termination date (but in no event beyond the original expiration date). Any such severance payments will be subject to Mr. Maxwell’s execution and non-revocation of a general release of claims and continued compliance with restrictive covenant provisions. In addition, the Maxwell Agreement includes a “gross up” provision, which provides that if any severance payment or other benefit payable to Mr. Maxwell constitutes a “parachute payment” within the meaning of Section 280G of the Code, then Mr. Maxwell will receive a payment equal to the sum of the excise tax payable, plus the amount necessary to put Mr. Maxwell in the same after-tax position (taking into account any applicable taxes, including taxes payable upon such payment) that he would have been in if he had not incurred such excise tax.

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

Director Compensation

The following table sets forth information concerning the compensation of our non-employee directors for 2022. Amounts paid in pounds sterling have been converted to U.S. dollars based on an average annual exchange rate for 2022 of $1.2369 to 1 pound sterling. Messrs. Barlow and Maxwell did not receive any additional compensation for service as directors in 2022.

Name	Fees earned or paid in cash ($)(3)	Stock awards ($)(4)	All other compensation ($)	Total ($)
Timothy Lee	38,500	281,050	—	319,550
Lawrence Burns	28,750	281,050	—	309,800
Sam Hendel	31,750	281,050	—	312,800
Alan B. Masarek(1)	29,000	281,050	—	310,050
Diarmid Ogilvy(2)	27,000	281,050	8,813(5)	316,863
Ann M. Schwister	59,000	281,050	—	340,050
_________________________
(1) Alan Masarek resigned from the Board effective as of November 19, 2022.
(2) Diarmid Ogilvy resigned from the Board effective as February 28, 2023.
(3) The amounts set forth in this column represent fees earned or paid in cash on account of Board and Committee service, by (i) the directors other than Ms. Schwister and Mr. Masarek with respect to in the quarters ended March 31 and June 30, 2022, (ii) Ms. Schwister with respect to the full year 2022, and (iii) Mr. Masarek with respect to in the quarters ended March 31 and June 30, 2022 and for the pro rata portion of the time he served on the Board during the quarter ended December 31, 2022 prior to his resignation from the Board effective as of November 19, 2022. See discussion of “Temporary Payment of Director Quarterly Cash Retainer in Common Shares” below regarding the future payment of the balance of such directors’ 2022 Cash Fees (as defined below) in common shares.
(4) Amounts shown represent the aggregate grant date fair value of the (i) Virtuoso Closing RSUs, and the (ii) Annual RSU Grants (each as defined below). The amounts shown were calculated in accordance with FASB ASC Topic 718. In connection with the Virtuoso Business Combination closing, the Board approved, contingent upon and effective as of the S-8 Registration Date, the future grant to each of our non-employee directors of a RSU award pursuant to the 2021 Plan, which represents the right to receive 35,000 common shares (the “Virtuoso Closing RSUs”). On April 20, 2022, the S-8 Registration Date, the Company award each of the non-employee directors the Virtuoso Closing RSUs, each of which had a grant date fair value of $106,050 based on the number of Virtuoso Closing RSUs multiplied by $3.03, which was the closing price of our common shares on the grant date. As contemplated at the time of the Virtuoso Business Combination, the Virtuoso Closing RSUs vest 100% on the first anniversary of the closing of the Virtuoso Business Combination. On June 15, 2022, the date of our 2022 Annual Meeting of Shareholders, each non-employee director was granted an Annual RSU Grant of 136,719 RSUs under the 2021 Plan. Each Annual RSU Grant had a grant date fair value of $175,000 based on the number of RSUs multiplied by $1.28, which was the closing price of our common shares on the grant date. The Annual RSU Grants vest 100% on the first anniversary of the grant date. Messrs. Masarek and Ogilvy forfeited their Annual RSU Grants on the dates of each of their respective resignation from the Board.
(5) Represents fees earned by Mr. Ogilvy for consulting with the Company in connection with the Lawsuit brought against the Company by Arma (see Note 22 to the accompanying audited consolidated financial statements).

Non-Employee Director Compensation Program

The Company’s non-employee director compensation consists of the following (collectively, the “Non-Employee Director Compensation Program”):

•annual cash retainers in the following amounts: (i) $30,000 for Board service (the “Board Fee”), (ii) $20,000 for service as Board chair (the “Board Chair Fee”), (iii) $20,000 for service as the chair of the Audit Committee, $15,000 for service as the chair of the Compensation Committee, $8,000 for service as the chair of the Nominating Committee, and $8,000 for service as the chair of the Risk Committee (collectively, the “Committee Chair Fees”); (iv) $10,000 for service as a member of the Audit Committee, $7,5000 for service as a member of the Compensation Committee, $4,000 for service as a member of the Nominating Committee, and $4,000 for service as a member of the Risk Committee (collectively, the “Committee Member Fees”),

•a per meeting fee of $1,000 for each Board or Committee meeting attended during such quarter beyond each quarterly, regular scheduled meeting of the Board and its Committees (the “Extra Meeting Fees,” and together with the Board Fee, the Board Chair Fee, Committee Chair Fees, and the Committee Member Fees, the “Cash Fees”);

•an annual grant under the 2021 Plan of such number of RSUs equal to $175,000 based on the closing price of the Company’s common shares on the date of the Company’s Annual Meeting of Shareholders, vesting on the first anniversary of the grant date (the “Annual RSU Grant”); and

• the reimbursement of reasonable out of pocket expenses incurred in the performance of services as a member of the Board.

The Cash Fees are paid in equal quarterly installments during the month following the end of each of the Company’s fiscal quarters (with proration for any partial period of service) along with the reimbursement of any reasonable out-of-pocket expenses incurred by a director in the performance of services as a member of the Board during such quarter.

The Company’s employee directors, namely Messrs. Barlow and Maxwell, receive no additional compensation for service as directors.

Temporary Payment of Director Quarterly Cash Retainer in Common Shares

On October 14, 2022, in order to preserve liquidity, the Board amended its Non-Employee Director Compensation Program to provide for the payment of the directors’ quarterly Cash Fees in common shares (the “Temporary Retainer Program”) for a period of four quarters, commencing with fees in respect of the quarter ended September 30, 2022 and ending with fees in respect of the quarter ended June 30, 2023 (each such quarter, the “Applicable Quarter,” and collectively the “Applicable Period”). All non-employee directors other than Ann M. Schwister (each, a “Participating Director”) opted to participate in the Temporary Retainer Program. For each Applicable Quarter during the Applicable Period, in lieu of any quarterly Cash Fees that otherwise would be due and owing to a Participating Director in respect of an Applicable Quarter, such director will receive, on the second full trading day following the Company’s release of earnings for the Applicable Quarter, a Share-Based Award (as defined in the 2021 Plan) in the form of fully vested common shares in an amount equal to the quotient of (A) the total dollar value of quarterly Cash Fees that otherwise would be due and owing to a Participating Director in respect of an Applicable Quarter divided by (B) the closing price of the Company’s common shares on the first full trading day after the release of the Company’s earnings results (the “Applicable Period Share Grants”) except that the Applicable Period Share Grants in lieu of quarterly Cash Fees for the quarters ended September 30, 2022 and December 31, 2022 will both be made on the second full trading day following the Company’s release of earnings for fiscal year 2022.

Non-employee directors will continue to receive the Annual RSU Grant in addition to the shares they will receive under the Temporary Retainer Program. If a Participating Director ceases to serve as a member of the Board for any reason during any Applicable Quarter, then instead of receiving an Applicable Period Share Grant in respect of such Applicable Quarter, such Participating Director will be paid in cash a pro rata portion of such Participating Director’s quarterly Cash Fees promptly following such Applicable Quarter.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to holdings of our common shares by (i) shareholders who beneficially owned more than 5% of the outstanding common shares and (ii) each of our directors (which includes all nominees), each of our executive officers and all directors and executive officers as a group as of December 31, 2022, unless otherwise indicated.

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

We have based our calculation of the percentage of beneficial ownership on 109,461,562 common shares outstanding as of December 31, 2022.

	Number of shares beneficially owned	Percentage of shares beneficially owned
5% or Greater Shareholders
GM Entities(1)	22,438,927	19.99%
Apollo Entities(2)	5,585,583	5.10%
Virtuoso Sponsor LLC(3)	10,301,760	9.21%
Richard Barlow(4)	8,640,380	7.89%
Named Executive Officers and Directors
Diarmid Ogilvy(5)	3,096,097	2.83%
Timothy E. Lee(6)	3,480,933	3.18%
John T. Maxwell(7)	312,169	*
Mina Bhama(8)	342,889	*
Den Power(9)	215,351	*
Sarah J. Larner(10)	370,373	*
Samuel Hendel(11)	277,328	*
Ann M. Schwister(12)	133,017	*
David Jack	0	*
Lawrence Burns(12)	133,017	*
Benoit Joly	17,083	*
All executive officers and directors as a group (12 individuals)	17,018,637	15.54%

_________________________
*Beneficial ownership of less than 1%.

(1)Reflects beneficial ownership by GM Holdings and GM and together with GM Holdings, the “GM Entities”) as of December 22, 2022, as reported on the GM Entities’ Schedule 13G/A, reporting shared voting and shared dispositive power over (i) 18,781,681 common shares, (ii) the Convertible Note, in an aggregate principal amount of $10,000,000 and convertible, in whole or in part, at the option of GM Holdings into up to 12,449,734 common shares, at a conversion price of $0.80323 per Wejo Common Share, subject to adjustment and subject to the blocker described below, and (iii) the GM Warrant, exercisable, in whole or in part, at the option of GM Holdings, to purchase up to 1,190,476 common shares at an exercise price of $0.75112 per Wejo Common Share, subject to adjustment and subject to the blocker described below. Each of the Convertible Note and the GM Warrant contains a “blocker” provision, which prohibits the conversion of any portion of the Convertible Note or the exercise of any portion of the GM Warrant if, after giving effect to such conversion and/or exercise, the holder together with the other Attribution Parties (as defined in the Convertible Note and the GM Warrant) would beneficially own in excess of 19.99% of the outstanding common shares. As of the date of the GM Schedule 13G/A, based on 108,593,517 common shares outstanding (as reported in the Company’s Quarterly Report on Form 10-Q filed on November 21, 2022), and 18,781,681 Common Shares owned by GM Holdings and any Attribution Parties, the Convertible Note could be converted, and the GM Warrant could be exercised, for an aggregate of up to 3,657,246 common shares. Accordingly, the GM Schedule 13G/A reported beneficial ownership by the GM Entities of an aggregate of 22,438,927 common shares. The business address of the GM Entities is 300 Renaissance Center, Detroit, MI, 48265.
(2)Reflects beneficial ownership of, shared voting, and shared dispositive power for the following entities (collectively, the “Apollo Entities”) as reported on Schedule 13G/A filed with the SEC on March 14, 2023: (i) Atlas - 299,879; (ii) Atlas Management - 299,879; (iii) PPF Credit Strategies - 799,892; (iv) Credit Strategies - 3,000,000; (v) ST Management - 3,000,000; (vi) ST Operating - 3,000,000; (vii) ST Capital - 3,000,000; (viii) ST Management Holdings - 3,000,000; (ix) A-N Credit - 400,229; (x) A-N Credit Management - 400,229; (xi) SPAC Fund I - 2,748,368; (xii) SPAC Management I - 2,748,368; (xiii) SPAC Management I GP - 2,748,368; (xiv) Capital Management - 7,248,368; (xv) Capital Management GP - 7,248,368; (xvi) Management Holdings - 7,248,368; and (xvii) Management Holdings GP - 7,248,368, each as of December 31, 2022. None of the Apollo Entities have sole power to vote or direct the vote or sole power to dispose or to direct the disposition of any of their holdings reported. The business address of each of Atlas, PPF Credit Strategies, A-N Credit, and SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577. The business address of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands. The business address of each of Atlas Management, ST Management, ST Operating, ST Capital, ST Management Holdings, A-N Credit Management, SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.
19

(3)Reflect beneficial ownership by Sompo Holdings as of July 29, 2022, as reported on Schedule 13G filed with the SEC on July 29, 2022, including (a) 500,000 common shares held directly by Sompo Holdings, (b) 7,351,320 common shares acquired by Sompo Light Vortex, a direct wholly-owned subsidiary of Sompo Holdings, in a private placement on July 29, 2022, and (c) 2,450,440 common shares subject to an outstanding warrant exercisable by Sompo Light Vortex within 60 days of July 29, 2022, and reporting sole voting and dispositive power over 500,000 common shares and shared voting and dispositive power over 9,801,760 common shares. The business address of the Sompo Entities is 26-1 Nishi-Shinjuku 1-chome, Shinjuku-ku, 160-8338, Tokyo, Japan.
(4)Reflects beneficial ownership by Mr. Barlow as of December 31, 2022, as reported on Schedule 13G/A filed with the SEC on February 3, 2023, reporting sole voting and dispositive power over 8,640,380 common shares, including a warrant exercisable, in whole or in part, at the option of Mr. Barlow, to purchase up to 49,009 common shares at an exercise price of $1.564345 per Wejo Common Share.
(5)Includes 80,210 common shares held by Fleury Capital Ltd. Mr. Ogilvy resigned from Wejo’s Board of Directors effective as of February 28, 2023.
(6)Includes (a) 107,634 common shares held by Calibogue Capital Fund One LLC, as to which Mr. Lee has shared voting and investment power and in respect of which Mr. Lee disclaims such beneficial ownership, and (b) a warrant exercisable, in whole or in part, at the option of Mr. Lee, to purchase up to 24,504 common shares at an exercise price of $1.564345 per Wejo Common Share.
(7)Includes (a) 156,583 common shares that can be acquired upon the exercise of options exercisable on December 31, 2022, or within 60 days thereafter; (b) a warrant exercisable, in whole or in part, at the option of Mr. Maxwell, to purchase up to 12,252 common shares at an exercise price of $1.564345 per Wejo Common Share; and (c) the following securities held by Mr. Maxwell’s wife, which he is deemed to indirectly beneficially own: (i) 36,757 common shares; and (ii) a warrant exercisable, in whole or in part, at the option of Mrs. Maxwell, to purchase up to 12,252 common shares at an exercise price of $1.564345 per Wejo Common Share.
(8)Includes 87,500 common shares that can be acquired upon the exercise of options exercisable on December 31, 2022, or within 60 days thereafter.
(9)Includes 87,500 common shares that can be acquired upon the exercise of options exercisable on December 31, 2022, or within 60 days thereafter.
(10) Includes 109,375 common shares that can be acquired upon the exercise of options exercisable on December 31, 2022, or within 60 days thereafter.
(11) Includes a warrant exercisable, in whole or in part, at the option of Mr. Hendel, to purchase up to 12,252 common shares at an exercise price of $1.564345 per Wejo Common Share.
(12) Includes a warrant exercisable, in whole or in part, at the option of Ms. Schwister or Mr. Burns, as applicable, to purchase up to 24,504 common shares at an exercise price of $1.564345 per Wejo Common Share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common shares that may be issued upon the exercise of options and RSUs (including the Market-Based RSUs) under all of our existing equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2021 Equity Incentive Plan	13,453,982(2)	$9.44(3)	5,509,272(4)
2021 Employee Share Purchase Plan	N/A	N/A	3,913,122(5)
Equity compensation plans not approved by security holders[1]	N/A	N/A	N/A
Total	13,453,982		9,422,394
_____________________
1 As of December 31, 2022, there were no equity compensation plans not approved by shareholders under which equity securities of the Company were authorized for issuance.
2 Represents common shares subject to outstanding awards granted, of which (i) 4,697,511 common shares are subject to outstanding Market-Based RSUs (ii) 6,747,335 common shares are subject to outstanding RSUs and (iii) 2,009,136 common shares are subject to outstanding options.
3 The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the common shares that will be issued upon the vesting of outstanding awards of restricted shares or RSUs, which have no exercise price.
4 The 2021 Equity Incentive Plan contains an “evergreen” provision pursuant to which the number of common shares reserved for issuance under the plan increases on the first day of each year beginning in 2022 equal to the lesser of (i) 3% of the total number of common shares actually issued and outstanding on the last day of the preceding fiscal year, and (ii) a number of common shares determined by the Company’s Board (such amount, the “Equity Plan Evergreen”). The Equity Plan Evergreen amount of shares added to the available share authorization under the 2021 Equity Incentive Plan on each of January 1, 2022 and 2023 was 2,818,506 and 3,283,847, respectively. The Company has not yet registered the 2023 Equity Plan Evergreen shares on a registration statement on Form S-8 with the SEC.
20

5 The 2021 Employee Share Purchase Plan contains an “evergreen” provision pursuant to which the number of common shares reserved for issuance under the plan increases on the first day of each year beginning in 2022 equal to the lesser of (i) 1% of the total number of common shares actually issued and outstanding on the last day of the preceding fiscal year, (ii) a number of common shares determined by the Company’s Board, and (iii) 1,879,004 common shares (such amount, the “ESPP Evergreen”). The ESPP Evergreen amount of shares added to the available share authorization under the 2021 Employee Share Purchase Incentive Plan on each of January 1, 2022 and 2023 was 939,502 and 1,094,616, respectively. The Company has not yet registered the 2023 ESPP Evergreen shares on a registration statement on Form S-8 with the SEC.

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

The following are certain transactions, arrangements and relationships with our directors, executive officers and shareholders owning 5% or more of our outstanding common shares, or any member of the immediate family of any of the foregoing persons, since January 1, 2022.

General Motors Holdings LLC

The Company is party with GM to a (i) Data Sharing Agreement, dated December 21, 2018 (as amended) (see Note 9 to the accompanying audited consolidated financial statements), and (ii) GM Securities Purchase Agreement, dated December 16 2022 (See Note 14 to the accompanying audited consolidated financial statements). As of December 31, 2022, GM was deemed to beneficially own approximately 19.99% of the Company’s equity.

Pursuant to the terms of the Data Sharing Agreement, the Company and GM share fees with respect to data licenses that support the opportunities for licensing of connected vehicle data. During the year ended December 31, 2022, the Company recorded $3.6 million as a reduction to revenue, net on the audited Consolidated Statements of Operations and Comprehensive Loss for revenue sharing amounts owed to GM.

On December 16, 2022, the Company entered into a Securities Purchase Agreement with GM and pursuant to the Securities Purchase Agreement, issued and sold to GM a secured convertible note and warrants to acquire common shares (see Note 14 to the accompanying audited consolidated financial statements).

As of December 31, 2022, the Company had $1.0 million recorded to Accounts payable on the audited Consolidated Balance Sheets for amounts owed to GM.

Managing Member of Virtuoso Sponsor LLC

The Company retained Jeffrey Warshaw under that certain Introducer Agreement, dated as of February 1, 2022, to introduce the Company to CFPI and its affiliates and to help arrange a committed equity facility for the Company. Mr. Warshaw is the managing member of Virtuoso Sponsor LLC, a holder of 9.21% of the Company’s common stock. In exchange for Mr. Warshaw’s services under the Introducer Agreement, upon the Company’s entry into the CFPI Stock Purchase Agreement, the Company paid Mr. Warshaw a fee
21

equal to $1.9 million (1.85% of the face amount of the CEF secured by the Company under the CFPI Stock Purchase Agreement) during the year ended December 31, 2022.
Apollo

On November 10, 2021, Apollo and the Company entered into the Forward Purchase Agreement described in Note 6 to the accompanying audited consolidated financial statements. Under that agreement, Apollo entered into an equity prepaid forward transaction in which it agreed to acquire up to 7.5 million shares of Virtuoso Class A common stock at $10 per share, which, following the closing of the Virtuoso Business Combination, were exchanged to and represented more than 5% of the Company’s outstanding common stock. In May 2022, the Company delivered a written notice to Apollo to request partial settlement of the transaction and received net sale proceeds of $2.5 million through December 31, 2022. As of December 31, 2022, Apollo holds 5,585,583 shares of the Company’s common stock.

On August 22, 2022, Wejo Limited entered into the FPA Amendment with Apollo, as described in Note 6 to the accompanying audited consolidated financial statements.

Sompo Holdings, Inc.

On July 27, 2022, the Company entered into a subscription agreement with significant investment coming from Sompo Light Vortex, a wholly-owned subsidiary of Sompo Holdings, as described in Note 3 to the accompanying audited consolidated financial statements. As a result of the July 2022 PIPE transaction, Sompo Holdings beneficially owns 10,301,760 common shares, which represented 9.5% of the Company’s outstanding common shares as of the closing of the transaction.

On October 8, 2022, the Company and Sompo Holdings entered into the Co-Development Agreement (“CDA”). Under the agreement, Sompo Holdings and the Company will collaborate and jointly develop solutions. The CDA shall have a term of 1 year, and shall renew automatically unless either party notifies the other party of their intention to terminate the CDA. The parties have commenced activities in support of the CDA.

During the year ended December 31, 2022, the Company recognized revenue of $0.9 million related to software and cloud solutions work performed on behalf of Sompo Holdings.

Director PIPE Investment

On July 27, 2022, as part of the July 2022 PIPE, the Company entered into subscription agreements with certain investors, including the following members of its Board of Directors: Ann M. Schwister, John T. Maxwell (and his wife Kathleen Maxwell), Lawrence D. Burns, Richard Barlow, Samuel Hendel, and Timothy Lee (collectively, the “Board PIPE Investors”).

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

22

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of EY, our independent registered public accounting firm, incurred by us for each of the last two fiscal years for audit services, and billed to us in each of the last two fiscal years for other services:

Fee Category	2022	2021
Audit Fees	$4,671,204	$2,154,634
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$4,671,204	$2,154,634

Audit Fees

Audit fees for the years ended December 31, 2022 and 2021 relate to professional services provided by EY for the audit of the Company's annual financial statements and interim reviews for such years. Audit fees also include fees associated with the statutory audits of subsidiary financial statements and fees related to SEC registration statements, including consents and review of draft responses to SEC comment letters.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. For each proposed service, the independent registered public accounting firm provides the Audit Committee with a description of the service and sufficient information to confirm the independent registered public accounting firm’s determination that the provision of such service will not impair the independent registered public accounting firm’s independence. Any requests for audit, audit-related, tax and other services must initially be submitted to the Company’s CFO. Any requests preliminarily approved by the CFO are then submitted to the Audit Committee for approval in the case of services requiring specific pre-approval or reported to the Audit Committee periodically in the case of services generally pre-approved.
PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 1438).

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021.

Consolidated Statements of Shareholders' (Deficit) Equity for the years ended December 31, 2022 and 2021.

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021.

Notes to Consolidated Financial Statements.

(2)Financial Statement Schedules

All other schedules have been omitted since they are not applicable, not required, or because the information required is included in the consolidated financial statements and notes thereto.

(3)Exhibits

The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.
23

Item 16. Annual Report on Form 10-K Summary

Not Applicable.

Exhibits Required by Item 601 of Regulation S-K.

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report. Exhibits that previously have been filed are incorporated herein by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
2.1	Agreement and Plan of Merger, dated May 28, 2021, by and among Virtuoso Acquisition Corp., Wejo Group Limited, Yellowstone Merger Sub, Inc., Wejo Limited and Wejo Bermuda Limited	Current Report on Form 8-K	November 24, 2021
2.2	Business Combination Agreement, dated as of January 10, 2023, by and among Wejo Group Limited, Green Merger Subsidiary Limited and TKB Technologies Ltd.	Current Report on Form 8-K/A	January 11, 2023
2.2.1	Amendment One to Business Combination Agreement, dated March 27, 2023, by and between Wejo Group Limited and TKB Critical Technologies 1	Current Report on Form 8-K	March 29, 2023
3.1	Certificate of Incorporation of Wejo Group Limited	Registration Statement on Form S-1	December 17, 2021
3.2	Memorandum of Association of Wejo Group Limited	Registration Statement on Form S-1	December 17, 2021
3.3	Amended and Restated Bye-laws of Wejo Group Limited	Current Report on Form 8-K	November 24, 2021
4.1†	Description of the Registrant’s Securities
4.2	Warrant Agreement, dated January 21, 2021, by and between Virtuoso Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	Current Report on Form 8-K	January 27, 2021
4.2.1	Warrant Assumption Agreement, dated November 18, 2021, by and among Wejo Group Limited, Virtuoso Acquisition Corp. and Continental Stock Transfer & Trust Company	Current Report on Form 8-K	November 24, 2021
4.3	Form of Warrant Agreement, dated July 27, 2022, by and between the Company and Continental Stock Transfer & Trust Company as Warrant Agent	Current Report on Form 8-K	July 28, 2022
4.4	Warrant to Purchase Common Shares, dated December 16, 2022, issued by the Company in favor of General Motors Holdings LLC	Current Report on Form 8-K	December 20, 2022
4.5†	Form of Warrant to Purchase Common Shares, to be issued by Wejo Group Limited in favor of Esousa Holdings LLC upon the occurrence of a qualified financing
4.6	Form of Warrant to Purchase Common Shares, to be issued by Wejo Group Limited in favor of Tim Lee upon the occurrence of a qualified financing	Current Report on Form 8-K	March 23, 2023
10.1	Data Sharing Agreement, dated December 21, 2018, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.1.1	Amendment One to Data Sharing Agreement, dated February 19, 2019, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.1.2	Amendment Two to Data Sharing Agreement, dated June 25, 2019, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.1.3	Amendment Three to Data Sharing Agreement, dated November 18, 2019, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.1.4	Amendment Four to Data Sharing Agreement, dated December 5, 2019, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
24

10.1.5	Amendment Five to Data Sharing Agreement, dated April 21, 2021, by and between Wejo Limited and General Motors Holdings LLC	Registration Statement on Form S-4	July 16, 2021
10.1.6†	Amendment Six to Data Sharing Agreement, dated April 25, 2022, by and between Wejo Limited and General Motors Holdings LLC
10.1.7†	Amendment Seven to Data Sharing Agreement, dated May 2, 2022, by and between Wejo Limited and General Motors Holdings LLC
10.1.8†	Amendment Eight to Data Sharing Agreement, dated December 7, 2022, by and between Wejo Limited and General Motors Holdings LLC
10.2	Master Subscription Agreement, dated May 28, 2021, by and between Wejo Limited and Palantir Technologies, Inc.	Registration Statement on Form S-4	July 16, 2021
10.2.1†	Amendment # 1 to Order # 1 Palantir Master Subscription Agreement, dated as of December 31, 2021, between Wejo Limited and Palantir Technologies, Inc.
10.2.2†	Amendment # 2 to Order # 1 Palantir Master Subscription Agreement, dated as of April 27, 2022, between Wejo Limited and Palantir Technologies, Inc.
10.3
Forward Purchase Agreement, dated November 10, 2021, between and among Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC, Apollo SPAC Fund I, L.P. and Wejo Limited
		Current Report on Form 8-K	November 24, 2021
10.3.1
Amendment No. 1 To Confirmation, dated as of August 22, 2022, by and between Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC, and Apollo SPAC Fund I, L.P., severally and not jointly, and Wejo Limited
		Current Report on Form 8-K/A	August 22, 2022
10.4	Loan Note Instrument, dated April 21, 2021, by and among Wejo Limited and Securis Investment Partners LLP, as security agent	Current Report on Form 8-K	November 24, 2021
10.4.1
Consent and Purchase Agreement, dated July 23, 2021, by and between Wejo Limited Securis 1 Master Fund Securis II Fund – SPC, Segregated Portfolio Eight – Non Life and Life and Securis II Fund – SPC, Segregated Portfolio Eleven IST – ILS
		Current Report on Form 8-K	November 24, 2021
10.4.2
Amendment Agreement, dated October 28, 2021, by and between Wejo Limited Securis 1 Master Fund Securis II Fund – SPC, Segregated Portfolio Eight – Non Life and Life and Securis II Fund – SPC, Segregated Portfolio Eleven IST – ILS
		Current Report on Form 8-K	November 24, 2021
10.5	Registration Rights Agreement, dated November 18, 2021, by and among Wejo Group Limited, Wejo Limited, Virtuoso Sponsor LLC and the other holders party thereto	Current Report on Form 8-K	November 24, 2021
10.6	Form of Subscription Agreement, dated July 27, 2022, by and among the Company and the PIPE Investors	Current Report on Form 8-K	July 28, 2022
10.7	Securities Purchase Agreement, dated December 16, 2022, by and between the Company and General Motors Holdings LLC	Current Report on Form 8-K	December 20, 2022
10.8	Secured Convertible Note, dated December 16, 2022, issued by the Company in favor of General Motors Holdings LLC	Current Report on Form 8-K	December 20, 2022
10.8.1	Consent Letter and Amendment No. 1 to Secured Convertible Note, dated February 27, 2023, by and between Wejo Group Limited and General Motors Holdings LLC	Current Report on Form 8-K	March 3, 2023
10.9	Open Market Sales Agreement, dated December 21, 2022, between the Company and Jefferies LLC	Registration Statement on Form S-3	December 21, 2022
10.10	Form of Sponsor Voting Agreement by and among TKB Sponsor I, LLC, Wejo Group Limited and certain shareholders of TKB Critical Technologies 1	Current Report on Form 8-K/A	January 11, 2023
10.11	Form of Wejo Voting Agreement by and between TKB Critical Technologies 1 and certain shareholders of Wejo Group Limited	Current Report on Form 8-K/A	January 11, 2023
10.12	Securities Purchase Agreement, dated February 27, 2023, by and between Wejo Group Limited and Esousa Holdings LLC	Current Report on Form 8-K	March 3, 2023
10.13	Secured Note, dated February 27, 2023, issued by Wejo Group Limited in favor of Esousa Holdings LLC	Current Report on Form 8-K	March 3, 2023
10.13.1†	First Amendment to Secured Note, dated March 28, 2023, between the Company and Esousa Holdings, LLC
25

10.14	Deed of Settlement, dated March 3, 2023, by and between Wejo Ltd. and Arma Partners LLP	Current Report on Form 8-K	March 3, 2023
10.15	Unsecured Note, dated March 21, 2023, issued by the Registrant in favor of Tim Lee	Current Report on Form 8-K	March 23, 2023
10.16+	Form of Indemnity Agreement for Directors and Executive Officers of Wejo Group Limited	Current Report on Form 8-K	November 24, 2021
10.17+	Employment Agreement, dated July 30, 2021, by and between Wejo UK Ltd. and Richard Barlow	Registration Statement on Form S-4/A	September 7, 2021
10.18+	Employment Agreement, dated July 30, 2021, by and between Wejo, Inc. and John Maxwell	Registration Statement on Form S-4/A	September 7, 2021
10.19+	Contract of Employment, dated March 2, 2015, by and between Wejo Ltd. and Sarah Larner	Annual Report on Form 10-K	March 31, 2022
10.19.1+	Change to Contract of Employment, dated September 20, 2021, by and between Wejo Ltd. and Sarah Larner	Annual Report on Form 10-K	March 31, 2022
10.20+	Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.21+	UK Sub-Plan to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.22+	French RSU Sub-Plan to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.23+	French Share Option Sub-Plan to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.24+	Wejo Group Limited 2021 Employee Share Purchase Plan	Current Report on Form 8-K	November 24, 2021
10.25+	Wejo Group Limited Save as You Earn Option Plan	Current Report on Form 8-K	November 24, 2021
10.26+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and Richard Barlow pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.27+	Share Option Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and John Maxwell pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.28+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and John Maxwell pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.29+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and Timothy Lee pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.30+	Restricted Share Unit Award Agreement, effective as of November 19, 2021, by and between Wejo Group Limited and Diarmid Ogilvy pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Current Report on Form 8-K	November 24, 2021
10.31+	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.32+	Form of Share Option Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.33+	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan, UK Sub-Plan (UK Employees)	Annual Report on Form 10-K	March 31, 2022
10.34+	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan, French Sub-Plan (French Employees)	Annual Report on Form 10-K	March 31, 2022
10.35+	Form of Share Option Award Agreement between Wejo Group Limited and Employees pursuant to Wejo Group Limited 2021 Equity Incentive Plan, French Sub-Plan (French Employees)	Annual Report on Form 10-K	March 31, 2022
26

10.36+	Form of Restricted Share Unit Award Agreement between Wejo Group Limited and Non-Employee Directors pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Annual Report on Form 10-K	March 31, 2022
10.37+	Restricted Share Unit Award Agreement, effective as of July 15, 2022, by and between Wejo Group Limited and Richard Barlow pursuant to Wejo Group Limited 2021 Equity Incentive Plan	Quarterly Report on Form 10-Q	November 21, 2022
10.38+	Subscription Agreement Relating to B Ordinary Shares in the Capital of Wejo Limited, effective as of July 15, 2022, by and between Wejo Group Limited, Wejo Limited and Richard Barlow	Quarterly Report on Form 10-Q	November 21, 2022
21.1†	List of Subsidiaries of Wejo Group Limited
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer required by Rule 13a14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†	The following materials from Wejo Group Limited’s Comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Shareholders’ (Deficit) Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan or arrangement.
† Filed or furnished herewith.

27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2023

WEJO GROUP LIMITED
(Registrant)

By: /s/ Richard Barlow
Richard Barlow
Chief Executive Officer
(Principal Executive Officer)

28

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Position	Date

/s/ Richard Barlow		April 3, 2023
Richard Barlow	Chief Executive Officer and Director

/s/ John T. Maxwell		April 3, 2023
John T. Maxwell	Chief Financial Officer and Director

/s/ Timothy Lee		April 3, 2023
Timothy Lee	Director

/s/ Lawrence D. Burns		April 3, 2023
Lawrence D. Burns	Director

/s/ Samuel Hendel		April 3, 2023
Samuel Hendel	Director

/s/ Ann M. Schwister		April 3, 2023
Ann M. Schwister	Director

29