Form 10-Q
period 2023-03-31
Wejo Group Ltd
filed 2023-05-22
CIK 1864448

_________________________________________________________________________________________________
UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 109,900,592 common shares, $0.001 par value per share, outstanding.
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

Forward-looking statements are based on current assumptions, estimates, expectations, and projections of the management of Wejo Group Limited (the “Company” or “Wejo”) and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Annual Report, including but not limited to: (i) the projected financial information, anticipated growth rate and market opportunity of the Company; (ii) the ability to maintain the listing of the Company’s common shares and Company warrants on the NASDAQ Stock Market LLC (“NASDAQ”); (iii) the Company’s public securities’ potential liquidity and trading; (iv) the Company’s ability to continue as a going concern; (v) the Company’s ability to raise financing in the future and access to capital facilities; (vi) the Company’s ability to close its pending merger with TKB Critical Technologies 1; (vii) the Company’s success in retaining or recruiting, or changes required in, our officers, key employees or directors; (viii) the impact of the regulatory environment and complexities with compliance related to such environment, including compliance with restrictions imposed by federal law and data/privacy law in “internet of things” milieu; (ix) economic impacts, including inflation and a potential recession; (x) the Company’s ability to successfully implement cost reduction initiatives; (xi) the impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience; (xii) the Company’s ability to cure any defaults under its debt agreements; (xiii) the Company’s ability to service its debt obligations; and (xiv) factors relating to the business, operations and financial performance of the Company and its subsidiaries.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described within the risk factors disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. You should carefully consider the risks and uncertainties described in this Quarterly Report as they identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART 1. Financial Information

Item 1. Financial Statements
Wejo Group Limited
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$842	$8,626
Accounts receivable, net	4,396	4,264
Forward Purchase Agreement	1,742	2,687
Prepaid expenses and other current assets	7,197	6,727
Total current assets	14,177	22,304
Property and equipment, net	413	474
Operating lease right-of-use asset	214	452
Intangible assets, net	7,029	7,337
Other assets	747	566
Total assets	$22,580	$31,133
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable, including due to related party of $2,352 and $967, respectively	$28,492	$21,851
Accrued expenses and other current liabilities	34,164	26,599
Current portion of operating lease liability	208	431
Second Lien Note	4,054	—
Unsecured Note	2,114	—
Secured Convertible Notes	11,510	11,390
Total current liabilities	80,542	60,271
Non-current liabilities:
Long term portion of operating lease liability	—	21
Long term debt, net of unamortized debt discount and debt issuance costs	36,874	36,426
Warrant Liability - GM Securities Purchase Agreement	380	343
Warrant Liability - Second Lien Securities Purchase Agreement	2,051	—
Warrant Liability - Unsecured Note Offering	1,063	—
Public Warrants	586	594
Exchangeable Right liability	366	403
Other non-current liability	1,531	1,838
Total liabilities	123,393	99,896
Commitments and contingencies
Shareholders’ (deficit) equity
Common shares, $0.001 par value, 634,000,000 shares authorized; 109,771,513 and 109,461,562 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	110	109
Additional paid in capital	447,218	445,478
Accumulated deficit	(560,202)	(529,204)
Accumulated other comprehensive income	12,061	14,854
Total shareholders’ (deficit) equity	(100,813)	(68,763)
Total liabilities and shareholders’ (deficit) equity	$22,580	$31,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue, net	$3,860	$568
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,224	1,317
Technology and development	9,709	7,297
Sales and marketing	4,441	5,214
General and administrative	10,483	17,729
Depreciation and amortization	909	1,098
Restructuring costs	2,385	—
Total costs and operating expenses	32,151	32,655
Loss from operations	(28,291)	(32,087)
Interest expense	(1,490)	(1,243)
Other expense, net	(1,179)	(6,916)
Loss before taxation	(30,960)	(40,246)
Income tax expense	(38)	(96)
Net loss	(30,998)	(40,342)
Other comprehensive (loss) income:
Foreign currency exchange translation adjustment	(2,793)	2,983
Total comprehensive loss	$(33,791)	$(37,359)
Net loss per common share - basic and diluted	$(0.28)	$(0.43)
Weighted-average common shares - basic and diluted	109,681,972	94,300,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Shareholders' (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' (Deficit) Equity
	Shares	Value
Balance at December 31, 2022	109,461,562	$109	$445,478	$14,854	$(529,204)	$(68,763)
Issuance of common shares[1]	309,951	1	99	—	—	100
Share-based compensation expense	—	—	1,641	—	—	1,641
Unrealized loss on foreign currency translation	—	—	—	(2,793)	—	(2,793)
Net loss	—	—	—	—	(30,998)	(30,998)
Balance at March 31, 2023	109,771,513	$110	$447,218	$12,061	$(560,202)	$(100,813)

Balance at December 31, 2021	93,950,205	$94	$415,304	$2,247	$(369,951)	$47,694
Issuance of common shares	715,991	1	2,999	—	—	3,000
Share-based compensation expense	—	—	996	—	—	996
Unrealized gain on foreign currency translation	—	—	—	2,983	—	2,983
Net loss	—	—	—	—	(40,342)	(40,342)
Balance at March 31, 2022	94,666,196	$95	$419,299	$5,230	$(410,293)	$14,331
1 See Note 3 for additional information on the shares issued during the three months ended March 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(30,998)	$(40,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	449	1,243
Change in estimated fair value on financial instruments measured at fair value	666	3,791
Loss on issuance on financial instruments measured at fair value	3,370	—
Depreciation and amortization	909	1,098
Expenses relating to capital raising activities	421	—
Non-cash share-based compensation expense	1,711	996
Non-cash expense settled by issuance of commitment shares	—	3,000
Non-cash share-based payment expense	100	—
Non-cash lease expense	(6)	156
Non-cash (gain) loss on foreign currency remeasurement	(1,963)	4,174
Other adjustments	45	—
Changes in operating assets and liabilities:
Accounts receivable	(131)	(656)
Prepaid expenses and other current assets	508	1,332
Accounts payable	5,909	3,839
Operating lease liability	—	(155)
Other assets	(162)	(480)
Other long-term liability	(352)	—
Accrued expenses and other current liabilities	7,247	(1,407)
Income tax payable	21	96
Net cash used in operating activities	(12,256)	(23,315)
Investing activities
Purchases of property and equipment	—	(145)
Development of internal software	(328)	(662)
Other investing activities	(170)	—
Net cash used in investing activities	(498)	(807)
Financing activities
Proceeds from related party borrowing	482	—
Repayment of related party borrowing	(482)	—
Payment of ATM transaction costs	(275)	—
Payment of transaction costs of Second Lien Securities Purchase Agreement	(365)	—
Payment of other financing costs	(3)	—
Payment of Virtuoso Business Combination costs	—	(2,085)
Proceeds from issuance of Second Lien Securities Purchase Agreement	3,500	—
Proceeds from issuance of Unsecured Note Offering	2,000	—
Settlement of Forward Purchase Agreement	45	—
Net cash provided by (used in) financing activities	4,902	(2,085)
Effect of exchange rate changes on cash	68	(1,384)
Net decrease in cash	(7,784)	(27,591)
Cash at beginning of period	8,626	67,322
Cash at end of period	$842	$39,731
Non-cash investing and financing activities
Settlement of Forward Purchase Agreement in prepaid expenses and other current assets	$760	$—
Property and equipment purchases in accounts payable	$—	$24

Virtuoso Business Combination costs included in accounts payable and accrued expenses	$6,175	$6,391
Capital raising costs included in accounts payable and accrued expenses	$571	$—
Right-of-use asset obtained in exchange for new operating lease liability	$—	$3,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wejo Group Limited
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business

Wejo Group Limited is a publicly traded holding company incorporated under the laws of Bermuda. The Company was originally incorporated as an exempted company limited by shares incorporated under the laws of Bermuda on May 21, 2021 for purposes of effectuating the transactions (the “Virtuoso Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Agreement and Plan of Merger”) dated as of May 28, 2021, by and among Virtuoso Acquisition Corp. (“Virtuoso”), Yellowstone Merger Sub, Inc. (the “Merger Sub”), Wejo Bermuda Limited (“Wejo Bermuda”) and Wejo Limited (a private limited liability company incorporated under the laws of England and Wales on December 13, 2013, herein referred to as “Legacy Wejo” or “Accounting Predecessor”). In connection with the Virtuoso Business Combination, the Company’s common shares and warrants were listed on the NASDAQ Stock Market LLC under the symbols WEJO and WEJOW, respectively.

The Virtuoso Business Combination closed on November 18, 2021. In order to effectuate the Virtuoso Business Combination, Wejo Group Limited acquired all of the shares of the Accounting Predecessor on November 18, 2021. Immediately following the acquisition of the Accounting Predecessor’s shares, Wejo Group Limited merged with Virtuoso, which was effectuated through a merger between Merger Sub and Virtuoso. Merger Sub became a newly formed subsidiary of Wejo Group Limited. Virtuoso survived the merger. The Accounting Predecessor and Virtuoso became indirect, wholly-owned subsidiaries of Wejo Group Limited following the Virtuoso Business Combination. Prior to the Virtuoso Business Combination, Wejo Group Limited had no material operations, assets or liabilities.

On January 10, 2023, the Company entered into the a business combination agreement (the “TKB Business Combination Agreement”) with TKB Critical Technologies 1, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“TKB”), Green Merger Subsidiary Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct, wholly owned subsidiary of the Company (“Merger Sub 1”) which agreed to participate in the series of transactions in amongst and with Wejo Holdings Ltd., an exempted company limited by shares incorporated under the laws of Bermuda and a direct, wholly owned subsidiary of the Company (“Holdco”) and Wejo Acquisition Company Ltd, an exempted company limited by shares incorporated under the laws of Bermuda and a direct, wholly-owned subsidiary of Holdco (“Merger Sub 2”).

Products and services

The Company provides software and technology solutions to multiple market verticals in combination with services that utilize ingested and standardized connected vehicle and other high volume, high value datasets, through its proprietary cloud software and analytics platform, Wejo Neural Edge (which is the Company’s technology that includes the Wejo ADEPT platform). The Company’s sector solutions, primarily located in the United States and Europe, provide valuable insights to its customers in public and private organizations, including, but not limited to, automotive original equipment manufacturers (“OEMs”), first tier (“Tier 1”) automotive suppliers, fleet management companies (“Fleets”), departments of transportation, retailers, mapping companies, insurance companies, universities, advertising firms, construction firms and research departments. In particular, these solutions can be used to unlock unique insights about mobility journeys, city planning, electric vehicle (“EV”) usage, driver safety, audience and media measurements and more. Over the next several years, the Company expects to further expand its platform to ingest data globally from numerous additional OEMs and other valuable sources, enabling the expansion into additional market verticals and geographic regions, as well as to provide broader and deeper business insights to its OEMs and Tier 1 preferred partners.

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

Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued (the “Going Concern Period”). This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued, which are described below. When substantial doubt about the Company’s ability to continue as a going concern exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

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

The Company has incurred significant operating losses since its formation. During the periods ended March 31, 2023 and December 31, 2022, the Company incurred a loss from operations of $28.3 million and $119.9 million, respectively, and used $12.3 million and $85.5 million of cash in operating activities, respectively. As of March 31, 2023, the Company had cash of $0.8 million, an accumulated deficit of $560.2 million, and the Company’s current liabilities exceeded its current assets by $66.4 million ($38.0 million as of December 31, 2022). Subsequent to March 31, 2023, the Company's cash balance has continued to decrease and has become overdrawn, using an uncommitted facility, and the Company's current liabilities have continued to increase as it continues to operate considering its current liquidity constraints. Operating losses will continue until the Company can grow revenue to a sufficient scale to cover investments to develop new products. Accordingly, the Company has historically relied on private equity and debt to fund operations.

Commencing in 2022 and continuing into 2023, management has taken measurable actions to significantly reduce expenses. Cost reductions implemented to date include a reduction in workforce, elimination of non-revenue projects, reductions in expenditures by negotiations with vendors in areas such as data acquisition, cloud costs, license fees for software, legal and professional fees, insurance and other costs. Furthermore, the Company has decreased its cash utilization from $10.0 million per month at the start of 2022 to an average of $7.0 million per month during the fourth quarter of 2022 and the first quarter of 2023. However, as set out below, the Company needs to raise further funds to meet its obligations.

Until the Company reaches cash flow breakeven operationally, it is in discussions with key vendors to allow the Company to pay for past and current services with the Company’s common shares in lieu of cash for some or all of the amounts owed. This partial payment in common shares, and any modification of the timing for payment, would help the Company to manage its cash obligations while it completes the capital raising initiatives discussed below or that otherwise may be available to the Company. The Secured Loan Notes (as defined in Note 3 to the accompanying unaudited condensed consolidated financial statements) may provide the lenders thereunder with certain rights if the Company commences negotiations with one or more of its creditors with a view to rescheduling any of its indebtedness or grants a lien to another lender with respect to the collateral securing the Company’s obligations under the Secured Loan Notes. The Company believes it has the support of the lenders under its Secured Loan Notes to allow the above transactions to proceed, and anticipates that this support will continue to be provided. There can be no certainty that the creditors will continue to support the Company, and if they took action against the Company then the Company would have to take protective action.

The Company has one ongoing source of funding through the forward purchase agreement (the “Forward Purchase Agreement” or the “FPA”) Wejo Limited entered into with Apollo AN Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC, and Apollo SPAC Fund I, L.P. (collectively “Apollo”). Funding under the FPA is driven by the future price and volume of the Company’s common shares, which will likely limit the timing and actual level of funds that can be raised. In addition, the window in which the Company can utilize the FPA may be restricted during “black-out periods” under the Company’s insider trading policy and if it is in possession of material non-public information. The FPA facility expires in November 2023 and the Company has 3.5 million shares that it may sell.

The Company has spent significant effort in 2022 and the first quarter of 2023 identifying and optimizing alternative capital pathways to fund operations for the long-term, culminating with the raising over $38.0 million of bridge capital over that period through the following transactions, among others: a Common Stock Purchase Agreement (the “CFPI Stock Purchase Agreement”) with CF Principal Investments LLC (“CFPI”); (ii) a private placement of common shares and warrants (the “July 2022 PIPE”) with various investors, which included a significant investment coming from Sompo Light Vortex, Inc. (“Sompo Light Vortex”), a wholly-owned subsidiary of Sompo Holdings, as well as current investors and certain members of the Company’s Board of Directors; (iii) the Forward Purchase Agreement, (iv) a $10 million secured convertible note (the “SCN” or “Secured Convertible Note”) with General Motors Holdings LLC (“GM”); (v) a $3.5 million second lien note (the “Second Lien Note”) with an investor (the “Second Lien Noteholder”); and (vi) a $2.0 million unsecured note (the “Unsecured Note”) with the Company’s Chairman, Tim Lee (see Notes 3 and 22). Subsequent to March 31, 2023, Richard Barlow, Founder and CEO, has provided short-term loan funding to enable the Company to meet essential payments (see Note 21).

In furtherance of its long-term capital strategy, on January 10, 2023, the Company announced it entered into the TKB Business Combination Agreement as a result of which, at the closing of the transaction, the Company expects to acquire up to $57.0 million in cash TKB has retained in trust, net of any redemptions by TKB shareholders in connection with the vote to approve the transaction. The completion of the TKB Business Combination is subject to certain key conditions, including completion of the merger by June 29, 2023 (the “TKB Consummation Deadline”) as discussed in greater detail below. Also as part of the Company’s long-term capital strategy, and as contemplated in the TKB Business Combination Agreement, the Company has been reaching out to strategic, institutional and other investors to fund a PIPE equity financing transaction in conjunction with the TKB Business Combination from which it is targeting a capital raise of $75.0 million (the “PIPE”). As of March 31, 2023, the Company entered into a non-binding letter of intent, subject to certain closing and other conditions, with a strategic investor to anchor the PIPE with a potential $20.0 million investment.

To provide financing sufficient to sustain operations until the closing of the TKB Business Combination and PIPE transactions, the Company is working to raise up to $30.0 million (which would be an advance on the targeted $75.0 million PIPE) from investors through a private placement of unsecured convertible notes (the “Pre-PIPE Convertible Notes”). The Company is in the final stages of an initial closing of $7.0 million in Pre-PIPE Convertible Notes with the strategic investor noted above, which is subject to conditions and which would constitute a portion of its $20 million investment. The Company is also engaged in discussions with strategic and financial investors to raise the remaining $23.0 million in Pre-PIPE Convertible Notes in the next few weeks. The Company is also working to secure a binding commitment for an unsecured bridge loan in the amount of $7.0 million (the “Pre-IP Facility Bridge Loan”) until a senior secured debt transaction can be completed among the parties to refinance the Secured Loan Notes and GM Senior Convertible Note, which may lead to additional funds being raised before the completion of the TKB Business Combination and PIPE transactions. Like the existing senior debt facilities, the new facility will be secured by the intellectual property assets of the Company, including the data asset.

On May 17, 2023, the Company and the Second Lien Noteholder entered into a Third Amendment to Secured Note (the “Third Amendment”) under which they agreed, in exchange for an extension fee in the amount of $100,000, that (i) certain notices delivered by the Second Lien Noteholder on May 3, 2023 (collectively, the “May 3 Notices”) were not delivered as required under the Second Lien Note to declare an event of default or demand immediate payment under the Second Lien Note, (ii) a second notice delivered by the Second Lien Noteholder on May 10, 2023 (the “Notice of Intent”) was properly delivered under the Second Lien Note, (iii) the Second Lien Noteholder may provide the Company with a Demand Notice after May 19, 2023, at which time the Company will be in default under the Note and the “Demand Payment Date” and “Maturity Date” of the Second Lien Note will be the next business day after delivery of the Demand Notice.

The Company’s cash flow forecasts indicate that the business can now only continue to operate for a very short period of time, which at the time of filing is expected to be no more than a few days, without raising new financing. If the Company does not pay off its obligations under the Second Lien Note prior to the issuance by the Second Lien Noteholder of a Demand Notice, it will be in default under the Second Lien Note, which could cross default to, and cause an acceleration of the Company’s obligations to GM under, the Secured Convertible Note absent a waiver from GM. If the Company does not obtain a waiver of any cross default and acceleration under the Secured Convertible Note, such default itself may cause a cross default under the Loan Note Instrument under which the Secured Loan Notes (together with the Second Lien Note and the Secured Convertible Note, the “Secured Notes Facilities”) were issued. Further, interest is due on the Secured Loan Notes on May 22, 2023. Failure to make such payment would be another event of default thereunder. Finally, the Unsecured Note matures on May 22, 2023. While the Company believes that Mr. Lee will agree to extend the maturity date thereunder, failure to do so prior to the maturity date before paying off the Company’s obligations would be an event of default. See Part II, Item 1A. Risk Factors in this report for a discussion of risks associated with a default under one or more of our Secured Notes Facilities or Unsecured Note.

The Company’s Board continues to be mindful of its fiduciary duties in the zone of insolvency and has sought the advice of insolvency experts in the key jurisdictions in which it operates to ensure it remains compliant with those obligations and any applicable regulations. If the Company has exhausted all options and no longer has a reasonable expectation of obtaining sufficient new funding before it defaults under one or more of its Secured Notes Facilities and it no longer retains the support of such creditors, then a filing for bankruptcy or administration would occur in the coming days. No legally binding agreement is yet in place for the Pre-PIPE Convertible Notes, the PIPE, the Pre-IP Facility Bridge Loan, or a refinancing of the Secured Loan Note, and for that reason and others, there can be no assurances that any such transaction or the TKB Business Combination will close or that the Company will raise sufficient funds from these transactions within the timing required to continue operating. Further, the Company does not anticipate that the parties can close the TKB Business Combination by the TKB Consummation Deadline. As such, TKB must receive approval from its shareholders of an additional extension of such deadline. This condition to the closing of the TKB Business Combination and certain others are beyond the control of the Company. The Company cannot predict whether and when these other conditions will be satisfied. The Company cannot provide any assurance that the TKB Business Combination will be completed or that there will not be a delay in the completion of the TKB Business Combination.

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

The Company has summarized certain non-operating income (expense) lines in its unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 into a single line, Other expense, net in order to conform to the current year presentation. These non-operating income (expense) lines include: Gain on fair value of warrant liabilities, Loss on fair value of Forward Purchase Agreement, Gain on fair value of Exchangeable Right liability, and Other expense, net (see Note 11).

The Company has also summarized certain non-operating (gain) loss lines in its unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 into one line, Change in estimated fair value on financial instruments measured at fair value which includes Gain on fair value of warrant liabilities, Loss on fair value of Forward Purchase Agreement, and Gain on fair value of Exchangeable Right liability. There were no gains or losses on issuance on financial instruments measured at fair value during the three months ended March 31, 2022.

These reclassifications were made for the period ended December 31, 2022 and for prior periods, including the three months ended March 31, 2022 presented for a comparative purpose have no impact on the historical operating income, net income, total assets, liabilities, shareholders’ (deficit) equity or cash flows as previously reported by the Company.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the fair value of the common shares, Forward Purchase Agreement, Exchangeable Right Liability, Second Lien Securities Purchase Agreement, Unsecured Note Offering, GM Securities Purchase Agreement, warrant liabilities, income taxes, software development costs and the estimate of useful lives with respect to developed software, warrants, accounting for share-based payments, and timing of contractual obligations. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that the Company considers relevant. Other than as discussed herein, the significant accounting policies are described in Note 2 to the audited consolidated financial statements as of December 31, 2022 which are included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 3,2023.

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

Emerging Growth Company

The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. The Company has elected to avail itself of this exemption from new or revised accounting standards and, therefore, the Company is not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, the Company’s unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These unaudited condensed consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2023 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company’s 2022 Annual Report on Form 10-K filed on April 3, 2023.

Accounts Receivable, net

The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. The Company monitors collections and payments from its customers and maintains an allowance for credit losses. The allowance for credit losses is based upon applying an expected credit loss rate to receivables based on the historical loss rate and is adjusted for current conditions, including any specific customer collection issues identified, and economic conditions forecast. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of March 31, 2023 and December 31, 2022 was not material.

2. New Accounting Standards

Recently Issued Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 (collectively, “Topic 326”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. As an ESG, Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. On January 1, 2023, the Company adopted ASU 2016-13. The adoption of this standard did not have a material effect in the Company’s unaudited condensed consolidated financial statements and related disclosures.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the unaudited condensed consolidated financial statements.

3. Transactions

CFPI Stock Purchase Agreement

On February 14, 2022, the Company entered into the CFPI Stock Purchase Agreement, which allows the Company to obtain, depending on its common share’s market price and meeting other conditions, up to the lesser of $100 million and the “Exchange Cap” (as defined in the CFPI Stock Purchase Agreement) through an equity financing facility. Sales of common shares pursuant to the CFPI Stock Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and it is under no obligation to sell any securities to CFPI under the CFPI Stock Purchase Agreement. To the extent the Company sells common shares under the CFPI Stock Purchase Agreement, it planned to use any proceeds therefrom for working capital and general corporate purposes. As consideration for CFPI’s commitment to purchase common shares at the Company’s direction upon the terms and subject to the conditions set forth in the CFPI Stock Purchase Agreement, upon execution of the CFPI Stock Purchase Agreement, on February 15, 2022, the Company issued 715,991 shares of its common shares to CFPI. The Company recognized expense of $3.0 million related to these shares within general and administrative expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022. Pursuant to the terms of the CFPI Stock Purchase Agreement, on December 14, 2022, the Company delivered notice to CFPI of its election to terminate the CFPI Stock Purchase Agreement in accordance with its terms effective on December 19, 2022.

Private Placement of Common Shares and Warrants

On July 27, 2022, the Company entered into subscription agreements with various investors, which included a significant investment coming from Sompo Light Vortex, a wholly-owned subsidiary of Sompo Holdings, as well as current investors and certain members of the Company’s Board of Directors, pursuant to which the Company agreed to issue and sell in a private placement 11,329,141 of the Company’s Units, each consisting of (i) one of the Company’s common shares, and (ii) one third of one warrant (the “July 2022 Warrants”, and together with the common shares, the “PIPE Units”) to purchase one common share, exercisable for a period of five years at an exercise price of $1.56 per Unit at a purchase price of $1.40 per Unit. The purchase price of $1.40 per Unit satisfied the minimum price requirement under NASDAQ rules. The aggregate purchase price for the Units was $15.9 million before costs of $0.2 million.

The July 2022 Warrants do not contain any contingent exercise features and may be exercised only during the period commencing on July 29, 2022 and terminating five (5) years after the date of the closing of the sale of the PIPE Units, subject to certain conditions. As part of the July 2022 PIPE, the Company entered into a registration rights agreement, which requires the Company to use its best faith efforts to file a resale registration statement with the SEC to register for resale of the common shares, the July 2022 Warrants and the common shares issuable upon exercise of the July 2022 Warrants on or prior to December 31, 2022, at any time the Company is eligible to file a registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC. On December 21, 2022, the Company filed the Shelf Registration Statement with the SEC. The SEC has not yet declared the Shelf Registration Statement effective. As of March 31, 2023, there were no warrants exercised.

GM Securities Purchase Agreement

On December 16, 2022, the Company entered into a Securities Purchase Agreement (“GM Securities Purchase Agreement”) with GM. Pursuant to the GM Securities Purchase Agreement, the Company issued and sold to GM a secured convertible note in the aggregate principal amount of a $10.0 million SCN with an interest rate of 5.0% per annum and the warrants (“GM Warrants”) to acquire up to an aggregate amount of 1,190,476 common shares at an exercise price of $0.75112 per common share (see Note 12). On February 27, 2023, GM consented to the Company’s offering of the Second Lien Notes to the Second Lien Noteholder and agreed to amend the SCN, solely to add additional events of default, and outside of such addition, the Secured Convertible Note remains unchanged and in full force and effect.

Open Market Sales Agreement

On December 22, 2022, the Company entered into the Open Market Sales Agreement (“ATM Agreement”), with Jefferies LLC (“Jefferies”). Pursuant to the ATM Agreement, the Company may direct Jefferies to sell up to $100,000,000 of the Company’s common shares from time to time during the term of the ATM Agreement. Jefferies is not required to sell any specific amount, but will act as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Jefferies will be entitled to compensation at a commission rate of 3.0% of the gross sales price per share sold under the ATM Agreement. The net proceeds, if any, that the Company receives from the sales of its common shares will depend on the number of shares actually sold and the offering price for such shares. The ATM agreement is not yet effective and as such, the Company cannot sell securities under this agreement at this time.

Private Placement of Second Lien Note and Warrant

On February 27, 2023, the Company entered into that certain Second Lien Securities Purchase Agreement (the “Second Lien Securities Purchase Agreement” or “Second Lien SPA”) with the Second Lien Noteholder. Under the Second Lien SPA, for a purchase price of $3,500,000, the Company issued and sold to the Second Lien Noteholder the Second Lien Note in the aggregate principal amount of $3,684,210. The Second Lien SPA also requires the Company to issue a warrant to acquire the Company’s common shares (the “Second Lien Warrant”) upon the occurrence of a subsequent financing (the issuance of the Second Lien SPA and the Company’s obligation to issue the Second Lien Warrant upon a subsequent financing together being referred to as the “Second Lien Offering”). The Company’s obligations under the Second Lien Note are secured by a second lien on certain assets of its subsidiaries, which are the same assets that are subject to first lien security interests under the Company’s SCN, namely certain assets of Legacy Wejo and the shares held by Wejo Bermuda in Legacy Wejo (collectively, the “Second Lien Collateral”); such second lien is subordinated to the first lien security interests under the SCN. The security interest does not secure assets that were previously encumbered in connection with the issuance of the Company’s Secured Loan Notes in April 2021. The Second Lien Note accrues compounding interest at the rate of 10.0% per annum, which will be payable in cash, in arrears semi-annually in accordance with the terms of the Second Lien Note. If the Company effects, directly or indirectly, an offering of any shares of any kind of its securities in a financing completed during the one-year period following the issuance of the Second Lien Note, then it must issue the Second Lien Noteholder a warrant exercisable for such number of the Company’s common shares determined by dividing $3,850,000 by the closing price of the Company’s common shares. The Second Lien Note matures on March 29, 2023 (the “Second Lien Note Maturity Date”). At the Second Lien Noteholder’s option at any time during the 20-business day period following certain fundamental transactions, the Second Lien Noteholder may require the Company to redeem all or any part of the outstanding principal and accrued but unpaid interest of the Second Lien Note, in whole or in part, at a price of 120% of the then-outstanding principal amount plus all accrued and unpaid interest. See Note 4 for the fair value measurement of the Second Lien Note and Second Lien Warrant.

On February 27, 2023, GM consented to the Second Lien Offering and agreed to amend the Secured Convertible Note, solely to add additional events of default, and outside of such addition, the Secured Convertible Note remains unchanged and in full force and effect.

On March 28, 2023, the Company and the Second Lien Noteholder executed that certain First Amendment to Secured Note (the “Second Lien Note Amendment”) under which they agreed to extend the Second Lien Note Maturity Date to April 17, 2023 in exchange for an extension fee in the amount of $368,421, representing 10% of the principal amount of the Second Lien Note. On April 17, 2023 and May 17, 2023, the Company entered into second and third amendments with the Second Lien Noteholder, which, among other things, further extended Second Lien Note Maturity Date to May 1, 2023 in exchange for an additional extension fees of $310,346.07, provided for repayment of $1 million in principal under the Second Lien Notes, and memorialized the agreement among the parties with respect to the delivery of certain notices by the Second Lien Noteholder to the Company in exchange for an additional $100,000 extension fee. See Note 22 for additional information.

On May 17, 2023, the Company and the Second Lien Noteholder entered into a Third Amendment under which they agreed, in exchange for an extension fee in the amount of $100,000, that (i) the May 3 notices were not delivered as required under the Second Lien Note to declare an event of default or demand immediate payment under the Second Lien Note, (ii) the Notice of Intent was properly delivered under the Second Lien Note, (iii) the Second Lien Noteholder may provide the Company with a Demand Notice after May 19, 2023, at which time the Company will be in default under the Note and the “Demand Payment Date” and “Maturity Date” of the Second Lien Note will be the next business day after delivery of the Demand Notice.

As allowed under ASC 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option in accounting for the Second Lien Note. The Company determined it was appropriate to apply the fair value option to the Second Lien Note as there are no precluding features associated with this instrument as noted in ASC 825. The fair value of the Second Lien Note was calculated using a probability-weighted discounted cash flow model.

The Company accounts for the Second Lien Warrant in accordance with the guidance contained in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and determined that the Second Lien Warrant meets the criteria to be recorded as a liability. As such, the Second Lien Warrant is subject to re-measurement at each balance sheet date. The fair value of the Second Lien Warrant was calculated using the option pricing model with a probability percentage applied for each scenario.

Changes in fair value for the Second Lien Securities Purchase Agreement are recognized in loss on fair value of the Second Lien Securities Purchase Agreement in Other expense, net on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Private Placement of Unsecured Note and Warrant

On March 21, 2023 (the “Unsecured Note Issuance Date”), the Company issued and sold to Tim Lee, the Company’s Chairman of its Board (the “Unsecured Noteholder”), the Unsecured Note in the aggregate principal amount of $2,000,000 (the “Principal”). The Unsecured Note also requires the Company to issue an Unsecured Note Warrant (as defined below) to acquire the Company’s common shares upon the occurrence of a subsequent financing (the issuance of the Unsecured Note and the Company’s obligation to issue the Unsecured Note Warrant upon a Subsequent Financing (as defined below) together being referred to as the “Unsecured Note Offering”). The Unsecured Note Offering closed on March 21, 2023. The Company has used the proceeds from the Unsecured Note Offering for general corporate purposes. The Unsecured Note matures on May 22, 2023 (the “Unsecured Note Maturity Date”). The Unsecured Note does not accrue interest, but the Company must pay a redemption premium of 110% of the outstanding principal (the “Redemption Premium”) amount to redeem the Unsecured Note at or before the Unsecured Note Maturity Date. The Unsecured Note provides for customary events of default. If an event of default occurs, the Unsecured Noteholder can provide notice to the Company that it is requiring the Company to repay the outstanding principal at the Redemption Premium within five business days of the delivery of receipt of such written notice. The Company will be subject to certain customary affirmative and negative covenants pursuant to the Unsecured Note. If the Company effects, directly or indirectly, an offering of any shares of capital stock, convertible securities, rights, options, warrants or any other kind of its securities in a financing completed during the one-year period following the issuance of the Unsecured Note (a “Subsequent Financing”) then it must issue the Unsecured Noteholder a five-year warrant exercisable for such number of the common shares determined by dividing 100% of the Principal by the closing price of the common shares as reported by NASDAQ on the trading day immediately prior to the issuance of securities in a Subsequent Financing, subject to a floor price equal to the higher of the closing bid price of the common shares and the “NASDAQ Minimum Price” (as defined in NASDAQ Rule 5635) as of the Unsecured Note Issuance Date, at an exercise price per share equal to 110% the closing bid price of the common shares as reported by NASDAQ on the trading day immediately prior to the Subsequent Financing, subject to a floor price equal to the higher of the closing bid price of the common shares and the NASDAQ Minimum Price as of the Issuance Date (the “Unsecured Note Warrant”). See Note 4 for the fair value measurement of the Unsecured Note Offering.

As allowed under ASC 825, the Company has elected the fair value option in accounting for the Unsecured Note. The Company determined it was appropriate to apply the fair value option to the Unsecured Note as there are no precluding features associated with this instrument as noted in ASC 825. The fair value of the Unsecured Note was calculated using a discounted cash flow model.

The Company accounts for the Unsecured Note Warrant in accordance with the guidance contained in ASC 480 and determined that the Unsecured Note Warrant meets the criteria to be recorded as a liability. As such, the Unsecured Note Warrant is subject to re-measurement at each balance sheet date. The fair value of the Unsecured Note Warrant was calculated using the option pricing model.

Changes in fair value for the Unsecured Note Offering are recognized in loss on fair value of the Unsecured Note Offering in Other expense, net on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

MAP Restricted Share Awards

On January 27, 2023, the Company and Moneta Advisory Partners, LLC (“MAP”) entered into a service agreement (the “MAP Service Agreement”) under which MAP agreed to provided certain services to the Company. The term of the MAP Service Agreement is from January 27, 2023 (the “Grant Date”) to April 30, 2023 (the “Term”). In return, the Company will pay MAP cash of $50,000 plus a 309,951 restricted share award (“RSAs”), 81,566 of which vested on February 28, 2023, another 81,566 of which vested on March 31, 2023, and the remaining 146,818 of which will vest on April 30, 2023. The Company notes that the RSAs granted include a substantive future requisite service condition (three months’ service) in which any unvested RSAs will be forfeited upon termination. As such, the grant date fair value will be recognized straight-line over the requisite service period, which is consistent with the pattern of the services provided and would have been the same pattern of recognition had cash been paid.

4. Fair Value Measurement

Assets and liabilities that are measured at fair value on a recurring basis, and the level of the fair value hierarchy utilized to determine such fair values, as shown in the following tables (in thousands):

	Balance as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement	$—	$1,742	$—	$1,742
Total	$—	$1,742	$—	$1,742
Liabilities:
Public Warrants	$586	$—	$—	$586
Exchangeable Right liability	—	—	366	366
Second Lien Note	—	—	4,054	4,054
Unsecured Note	—	—	2,114	2,114
Warrant Liability - Second Lien Securities Purchase Agreement	—	—	2,051	2,051
Warrant Liability - Unsecured Note Offering	—	—	1,063	1,063
Secured Convertible Note	—	—	11,510	11,510
Warrant Liability - GM Securities Purchase Agreement	—	—	380	380
Total	$586	$—	$21,538	$22,124

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement	$—	$2,687	$—	$2,687
Total	$—	$2,687	$—	$2,687
Liabilities:
Public Warrants	$594	$—	$—	$594
Exchangeable Right liability	—	—	403	403
Secured Convertible Note	—	—	11,390	11,390
Warrant Liability - GM Securities Purchase Agreement	—	—	343	343
Total	$594	$—	$12,136	$12,730

There were no transfers into or out of Level 3 instruments as of March 31, 2023. The Company transferred the FPA out of Level 3 and into Level 2 as of December 31, 2022. As a result of the amendment to the FPA, the Company’s share price now approximates the fair value of the FPA most closely because the $10 per share ceiling is not probable to be triggered.

The following table provides a roll forward of the aggregate fair value of the Company’s public warrant liability, Exchangeable Right Liability, Forward Purchase Agreement, GM Securities Purchase Agreement, Second Lien Securities Purchase Agreement, and Unsecured Note Offering (in thousands):

	Public Warrant Liability	Exchange- able Right Liability	Forward Purchase Agreement	GM Securities Purchase Agreement	Second Lien Securities Purchase Agreement	Unsecured Note Offering
Balance as of December 31, 2022	$594	$403	$2,687	$11,733	$—	$—
Initial fair value of financial instruments	—	—	—	—	5,687	3,181
Settlement of FPA shares	—	—	(805)	—	—	—
Change in estimated fair value	(8)	(37)	(140)	157	418	(4)
Balance as of March 31, 2023	$586	$366	$1,742	$11,890	$6,105	$3,177

The changes in estimated fair value are recorded in Other expense, net on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Exchangeable Right Liability was valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Exchangeable right liability as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	3.6 years	3.6 years	3.9 years	3.9 years
Estimated volatility	93.6%	93.6%	93.0%	93.0%
Risk-free rate	3.7%	3.7%	4.1%	4.1%

Changes in the unobservable inputs noted above would impact the fair value of the Exchangeable Right Liability. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would increase (decrease) in the Exchangeable Right Liability and an increase (decrease) in the Company’s common share price would increase (decrease) the value of the Exchangeable Right Liability.

The Company has elected the fair value option in accounting for the fair value of the SCN under the GM Securities Purchase Agreement. The fair value was determined using a hybrid of the probability-weighted expected return method, scenario-based method, and binomial lattice methods as the ultimate maturity date and put price are contingent upon the Company’s engagement (or lack thereof) in certain qualifying transactions; accordingly, the Company estimates the SCN’s fair value in each scenario and determines the probability-weighted value. Within each scenario, the binomial lattice model was applied to capture the various optionality available to the borrower and lender. As of March 31, 2023 the outstanding principal and fair value of the SCN was $10.0 million and $11.5 million, respectively.

The following table summarizes the significant unobservable inputs that are included in the valuation of the SCN as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Probability of scenarios:
Financing of $35 million or more within 1 year	45.0%	45.0%	45.0%	45.0%
Financing of $25 to $35 million within 1 year	30.0%	30.0%	30.0%	30.0%
Financing of less than $25 million within 1 year	25.0%	25.0%	25.0%	25.0%
Timing of scenarios:
Term to maturity	0.7 years	0.7 years	1.0 years	1.0 years
Estimated market yield	17.3%	17.3%	18.0%	18.0%
Risk-free rate	4.8%	4.8%	4.7%	4.7%
Estimated credit spread	17.5%	17.5%	13.2%	13.2%
Value of common share	$0.49	$0.49	$0.48	$0.48

Changes in the unobservable inputs noted above would impact the fair value of the SCN. Increases (decreases) in the estimates of the risk-free rate would increase (decrease) the fair value of the SCN and an increase (decrease) in the Company’s common share price would decrease (increase) the value of the SCN.

The GM Warrants under the GM Securities Purchase Agreement were valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of GM Warrants as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	2.7 years	2.7 years	3.0 years	3.0 years
Estimated volatility	125.0%	125.0%	110.0%	110.0%
Risk-free rate	3.9%	3.9%	4.2%	4.2%

Changes in the unobservable inputs noted above would impact the fair value of the GM Warrants. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would increase (decrease) the fair value of the GM Warrants and an increase (decrease) in the Company’s common share price would decrease (increase) the value of the GM Warrants.

The Company has elected the fair value option in accounting for the fair value of the Second Lien Note under the Second Lien SPA. The fair value was determined using a probability-weighted discounted cash flow model. Accordingly, the Company estimates the Second Lien Note fair value in each scenario and determines the probability-weighted value. As of March 31, 2023 the outstanding principal and fair value of the Second Lien Note was $3.7 million and $4.1 million, respectively.

The following table summarizes the significant unobservable inputs that are included in the valuation of the Second Lien Note as of March 31, 2023 and February 27, 2023 (date of issuance):

	March 31, 2023		February 27, 2023
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Probability of scenarios:
Held to extended maturity	70.0%	70.0%	90.0%	90.0%
Additional extension of maturity	30.0%	30.0%	10.0%	10.0%
Timing of scenarios:
Term to maturity	0.1 years	0.1 years	0.1 years	0.1 years
Estimated market yield	25.0%	25.0%	17.9%	17.9%
Contractual Interest	10.0%	10.0%	10.0%	10.0%

Changes in the unobservable inputs noted above would impact the fair value of the Second Lien Note. Increases (decreases) in the estimates of the estimated market yield would increase (decrease) the fair value of the Second Lien Note.

The Second Lien Warrant was valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of the Second Lien Warrant as of March 31, 2023 and February 27, 2023 (date of issuance):

	March 31, 2023		February 27, 2023
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	5.0 years	5.0 years	5.0 years	5.0 years
Estimated volatility	62.1%	62.1%	60.1%	60.1%
Risk-free rate	3.6%	3.6%	4.2%	4.2%

Changes in the unobservable inputs noted above would impact the fair value of the Second Lien Warrant. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would increase (decrease) the fair value of the Second Lien Warrant and an increase (decrease) in the Company’s common share price would decrease (increase) the value of the Second Lien Warrant.

The Company has elected the fair value option in accounting for the fair value of the Unsecured Note under the Unsecured Note Offering. The fair value was determined utilizing discounted cash flow model. As of March 31, 2023 the outstanding principal and fair value of the Unsecured Note was $2.0 million and $2.1 million, respectively.

The following table summarizes the significant unobservable inputs that are included in the valuation of the Unsecured Note as of March 31, 2023 and March 21, 2023 (date of issuance):

	March 31, 2023		March 21, 2023
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Probability of scenarios:
Default or held to maturity	100.0%	100.0%	100.0%	100.0%
Timing of scenarios:
Term to maturity	0.1 years	0.1 years	0.2 years	0.2 years
Estimated market yield	27.5%	27.5%	24.0%	24.0%
Contractual Interest	10.0%	10.0%	10.0%	10.0%

Changes in the unobservable inputs noted above would impact the fair value of the Unsecured Note. Increases (decreases) in the estimates of the estimated market yield would increase (decrease) the fair value of the Unsecured Note.

The Unsecured Note Warrant was valued using a Black-Scholes model. The following table summarizes the significant unobservable inputs that are included in the valuation of Unsecured Note Warrant as of March 31, 2023 and March 21, 2023 (date of issuance):

	March 31, 2023		March 21, 2023
Unobservable Inputs	Input Value or Range	Weighted Average	Input Value or Range	Weighted Average
Estimated term	5.0 years	5.0 years	5.0 years	5.0 years
Estimated volatility	62.1%	62.1%	62.1%	62.1%
Risk-free rate	3.6%	3.6%	3.7%	3.7%

Changes in the unobservable inputs noted above would impact the fair value of the Unsecured Note Warrant. Increases (decreases) in the estimates of the estimated volatility or the risk-free rate would increase (decrease) the fair value of the Unsecured Note Warrant and an increase (decrease) in the Company’s common share price would decrease (increase) the value of the Unsecured Note Warrant.

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

In arrangements where another party (i.e. OEMs) is involved in providing specified services to a customer, the Company evaluates whether it is the principal or the agent. In this evaluation, the Company considers if it obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, and discretion in establishing price. The terms of the Company’s OEM data sharing agreements vary, and in some situations, certain rights retained by the OEMs over the connected vehicle data being supplied to the customers were determined to provide the OEMs with control over the data, and the Company has determined it acts as the agent in this arrangement and recognizes revenue on a net basis. During the three months ended March 31, 2023 and 2022, the Company has recognized a reduction of revenue of $0.2 million and $1.0 million, respectively, arising from revenue sharing and other fees paid to the Company’s OEM partners, where the Company has determined that it is acting as an agent in the relationship. However, in situations where the Company has control over the connected vehicle data, the Company has determined that it acts as the principal and recognizes revenue on a gross basis. In revenue arrangements where the Company provides intelligence data, visualization tools, or analytical products to customers, as well as in circumstances where it provides significant integration services to create a combined output, the Company has control over the underlying data and is acting as the principal, and, as a result, the Company recognizes revenue on a gross basis.

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

General

During the three months ended March 31, 2023, the Company had one customer that individually generated 10% or more of the Company’s revenue for the period. For the three months ended March 31, 2023, this significant customer generated 36% of the Company’s revenue. For the three months ended March 31, 2022, the Company had one customer that individually generated 10% or more of the Company's revenue for the period. The significant customer generated 10% of the Company’s revenue. In addition, the revenue recognized over time and at a point in time was 58% and 42%, respectively, during the three months ended March 31, 2023 and 69% and 31%, respectively, during the three months ended March 31, 2022.

For the three months ended March 31, 2023 and 2022, the Company earned 99% and 100% of its revenue from the Wejo Marketplace Data Solutions. For the three months ended March 31, 2023 and 2022, the Company earned 99% and 95% of its revenue within the U.S., respectively. The country in which the revenue is generated is based on the address of the ultimate customer utilizing the solutions provided.

6. Forward Purchase Agreement

On November 10, 2021, Apollo entered into the FPA with Wejo Limited, a subsidiary of Wejo Group Limited. Subject to certain termination provisions, the FPA provides that on the 2-year anniversary of the effective date (the “Maturity Date”) of the FPA, each Apollo seller will sell to the Company the number of shares purchased by such seller (up to a maximum of 7,500,000 shares across all sellers) of Virtuoso Class A common shares (or any shares received in a share-for-share exchange pursuant to the Virtuoso Business Combination (the “FPA Shares”). On November 19, 2021, such seller was paid an amount equal to $75.0 million (the “Prepayment Amount”).

At any time, and from time to time, after November 18, 2021 (the closing of the Virtuoso Business Combination), each Apollo seller may sell FPA Shares at its sole discretion in one or more transactions, publicly or privately and, in connection with such sales, terminate the FPA in whole or in part in an amount corresponding to the number of FPA Shares sold (the “Terminated Shares”). On the settlement date of any such early termination, such Apollo seller will pay to the Company all proceeds of any such sales up to $10 per share regardless of the sale price and Apollo will retain any amounts in excess of $10 per share. The Company may deliver a written notice to each seller requesting partial settlement of the transaction subject to there being a remaining percentage of the FPA Shares (the “Excess Shares”) that have not become Terminated Shares within six months or a one year period. The amount paid in such early settlement to the Company is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by $10 per share or (ii) the net sale proceeds received by such seller for such Excess Shares sold in the early settlement.

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

For the three months ended March 31, 2023, pursuant to the FPA, Apollo sold 2,051,830 common shares at a weighted average price of $0.39, which generated aggregate proceeds of $0.8 million. As of March 31, 2023 and December 31, 2022, there were 3,533,753 and 5,585,583 total outstanding shares available, respectively. As of March 31, 2023, the fair value of the FPA was $1.7 million, compared to $2.7 million at December 31, 2022 and was recognized in its respective line in the unaudited Condensed Consolidated Balance Sheets.

The FPA was initially and subsequently measured at fair value using an option pricing approach up until the date of the FPA Amendment at which time the embedded derivative was terminated. A $0.1 million and $16.7 million loss on the fair value of the FPA was recognized and is included in Other expense, net in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2023 and 2022, respectively.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepayments[1]	$2,731	$2,683
VAT recoverable	1,272	1,385
Prepaid insurance	1,060	1,117
Data and IT Implementation Costs	665	662
Research and development expenditure credit receivable	379	241
Other current assets	1,090	639
Total	$7,197	$6,727
__________________
1 Prepayments are largely related to the Master Subscription Agreement, dated May 28, 2021, by and between Wejo Limited and Palantir Technologies Inc (“Palantir”).

8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Office equipment	$1,470	$1,429
Furniture and fixtures	32	31
Total property and equipment	1,502	1,460
Less accumulated depreciation	(1,089)	(986)
Total	$413	$474

Depreciation expense was $0.1 million for each of the three months ended March 31, 2023 and 2022, respectively.

9. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value
General Motors Data Sharing Agreement	$9,644	$(5,883)	$3,761
Internally developed software	16,591	(13,323)	3,268
Total	$26,235	$(19,206)	$7,029

	As of December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
General Motors Data Sharing Agreement	$9,376	$(5,387)	$3,989
Internally developed software	15,805	(12,457)	3,348
Total	$25,181	$(17,844)	$7,337

The foreign currency exchange difference related to the gross book value of the GM data sharing agreement as of March 31, 2023 compared to December 31, 2022 was $0.3 million which is recognized within Accumulated Other Comprehensive Income in the unaudited Condensed Consolidated Statements of Shareholders' (Deficit) Equity. Amortization expense was $0.3 million and $0.4 million, respectively, for the three months ended March 31, 2023 and 2022.

Amortization for internally developed software was $0.5 million and $0.7 million, respectively, for the three months ended March 31, 2023 and 2022. The Company did not recognize any intangible asset impairment losses for the three months ended March 31, 2023 and 2022.

The estimated aggregate amortization expense, excluding effects of currency exchange rates, for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year Ended December 31,
2023 (excluding the three months ended March 31, 2023)	$2,422
2024	2,757
2025	1,840
2026	10
2027	—
Total	$7,029

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Compensation and benefits	$13,695	$10,995
Professional fees	4,653	6,207
Development and technology[1]	5,903	4,312
Accrued revenue share costs	5,416	3,045
Restructuring	2,085	—
Arma Provision[2]	1,722	1,413
Marketing and commissions	104	218
Deferred income	125	200
Other liabilities	461	209
Total	$34,164	$26,599
_____________________ _
1 Includes accrual for shortfall on future Amazon Web Services (“AWS”) usage against minimum commitment.
2 This provision is recognized based on settlement reached with Arma Partners LLP (“Arma”) see Note 20. The long term portion of the settlement amount is recorded as an other non-current liability on the unaudited Condensed Consolidated Balance Sheets.

11. Supplementary Financial Information - Other Expense, net

	Three Months Ended March 31,
(in thousands)	2023	2022
Loss on issuance of Second Lien Securities Purchase Agreement	$(2,188)	$—
Loss on issuance of Unsecured Note Offering	(1,182)	—
Loss on fair value of Second Lien Securities Purchase Agreement	(418)	—
Gain on fair value of Unsecured Note Offering	4	—
Gain on fair value of public warrant liabilities	8	5,933
Loss on fair value of Forward Purchase Agreement	(140)	(16,704)
Loss on fair value of GM Securities Purchase Agreement	(157)	—
Gain on fair value of Exchangeable Right liability	37	6,980
Other, net[1]	2,857	(3,125)
Other expense, net	$(1,179)	$(6,916)
______________________
1 Line item Other, net was presented as Other expense, net for the three months ended March 31, 2022. Substantially all of the activity for 2023 and 2022 is related to foreign exchange translation.

12. GM Securities Purchase Agreement

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

The Company’s obligations under the SCN are secured by a first lien on certain assets of its material subsidiaries, including certain assets of Wejo Limited and Wejo Data Services Inc. and the shares held by Wejo Bermuda in Wejo Limited (collectively, the “Collateral”); such security interest does not secure the assets that were previously encumbered in connection with the issuance of the Company’s Secured Loan Notes in April 2021 (defined in Note 13).

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

The Company accounts for its GM Warrants in accordance with the guidance contained in ASC 815-40 and determined that the GM Warrants do not meet the criteria for equity treatment thereunder. As such, the GM Warrants must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the loss on fair value of the GM Securities Purchase Agreement in Other expense, net on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company elected the fair value option to determine the fair value of the SCN. The Company utilized the Black-Scholes option pricing model to determine the fair value of the GM Warrants. As of March 31, 2023, the fair value of the SCN and the GM Warrants was $11.5 million and $0.4 million, respectively, and are classified as a current liability and non-current liability, respectively, on the Company’s unaudited Condensed Consolidated Balance Sheets. As of December 31, 2022, the fair value of the SCN and the GM Warrants was $11.4 million and $0.3 million, respectively, and are classified as a current liability and non-current liability, respectively, on the Company’s unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2023, the Company recorded a $0.2 million loss on fair value of the GM Securities Purchase Agreement in Other expense, net on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

13. Long-term Debt, Net of Unamortized Debt Discount and Debt Issuance Costs

(in thousands)	March 31, 2023	December 31, 2022
9.2% Secured Loan Notes, due April 2024	$39,000	$39,000
Less: unamortized discount and issuance costs	(2,126)	(2,574)
Carrying value of long-term debt	$36,874	$36,426

In April 2021, the Company entered into a Loan Note Instrument Agreement with Securis Investment Partners LLP, as a security agent (the “Loan Note Instrument”) in which it issued Secured Loan Notes in a principal amount of $21.5 million that bear interest at a fixed per annum rate of 9.2% until their maturity date in April 2024 (the “Secured Loan Notes”). The collateral securing the Company’s obligations under the Secured Loan Notes is certain material agreements and related infrastructure and intellectual property. Pursuant to the agreement, the Company had the option to issue further notes in a principal amount of up to $21.5 million. In April 2021, the Company used $10.8 million of the proceeds to repay its outstanding debt balance and fees owed to GM under the credit facility.

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

The debt discount and the debt issuance costs are being accreted to interest expense through the remaining term of the modified debt agreement using the interest method. Interest expense relating to the term Secured Loan Notes for the three months ended March 31, 2023 and 2022 was $1.3 million and $1.2 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan costs. At March 31, 2023 and 2022, the effective interest rate was 14.79% and 14.77%, respectively.

14. Public Warrants

The Company has 11,500,000 outstanding publicly traded warrants to purchase an aggregate of 11,500,000 shares of the Company’s common shares (the “Public Warrants”). There were no Public Warrants exercised during the three months ended March 31, 2023.

The Company accounts for its outstanding Public Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Public Warrants do not meet the criteria for equity treatment thereunder. As such, each Public Warrants must be recorded as a liability and is subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of warrant liability in Other expense, net on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Each Public Warrant entitles the holder to purchase one Company common share at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants are exercisable 30 days after the completion of the Virtuoso Business Combination, subject to certain conditions, including that the Company has an effective registration statement under the Securities Act covering the common shares issuable upon exercise of the Public Warrants. The Public Warrants will expire five years after the completion of the Virtuoso Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption for cash or for common shares under certain circumstances.

The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.

15. Exchangeable Right Liability

The Bermuda Preferred Shares contain an exchangeable right which entitles the Virtuoso Founder to exchange its preferred shares of Wejo Bermuda for, at the option of Wejo Bermuda, cash or shares of Wejo Group Limited (the “Exchangeable Rights”). The Company has 6,600,000 outstanding Exchangeable Rights to purchase an aggregate of 6,600,000 shares of the Company’s common shares. There were no Exchangeable Rights exercised during the three months ended March 31, 2023.

The Company accounts for the Exchangeable Rights in accordance with ASC 815-40 and determined that the Exchangeable Rights do not meet the criteria for equity treatment thereunder. As such, the Exchangeable Rights must be recorded as a liability and are subject to re-measurement at each balance sheet date. Changes in fair value are recognized in gain on fair value of exchangeable right liability in Other expense, net on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Each Exchangeable Right entitles the holder to exchange one Exchangeable Right for one of the Company’s common shares at an exercise price of $11.50 per share, subject to adjustment, or cash, at Wejo Bermuda’s option. The Exchangeable Rights cannot be exercised until 12 months after the issuance thereof, which occurred in connection with the closing of the Virtuoso Business Combination on November 18, 2021. Thereafter, it can be exercised at any time up until the fifth year following the close of the Virtuoso Business Combination (see Note 1).

The exercise price and number of common shares issuable upon exercise of the Exchangeable Rights may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation.

16. Share-Based Payments

In November 2021, the Company’s board of directors adopted, and the Company’s shareholders approved, the 2021 Equity Incentive Plan, or the “2021 Plan.” The 2021 Plan allows the Compensation Committee of the Board of Directors to make share-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).

On the first day of each of the Company’s fiscal years during the term of the 2021 Plan, commencing on January 1, 2022 and ending on January 1, 2031, the aggregate number of common shares that may be issued under the 2021 Plan shall automatically increase by a number equal to the lesser of (i) 3% of the total number of common shares actually issued and outstanding on the last day of the preceding fiscal year and (ii) a number of common shares determined by the Board (such amount, the “2021 Plan Evergreen”). The 2021 Plan Evergreen amount of shares added to the available share authorization under the 2021 Plan on January 1, 2023 was 3,283,847. There were 5,909,112 common shares available for issuance under the 2021 Plan, which includes the 2023 Equity Plan Evergreen shares which were registered on Form S-8 filed with the SEC on April 5, 2023.

Options under the 2021 Plan

	Number of Units Outstanding	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	2,009,136	$9.44	9.0	$—
Granted	—	—
Vested	—	—
Forfeited	(43,230)	2.58
Outstanding at March 31, 2023	1,965,906	$9.59	8.74	$—
Exercisable at March 31, 2023	549,943	$11.07	8.65	$—

As of March 31, 2023, there was $4.8 million of unrecognized compensation cost related to options to purchase common shares of the Company, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Share Units under the 2021 Plan

	Number of Units Outstanding	Weighted Average Fair Value Per Unit
Outstanding at December 31, 2022	6,747,335	$6.34
Granted	—	—
Vested	—	—
Forfeited	(356,610)	1.68
Outstanding at March 31, 2023	6,390,725	$6.60

Market-Based Restricted Share Units under the 2021 Plan

On July 15, 2022, the Company entered into agreements with Richard Barlow, the Company’s CEO, to award an equity grant that was originally approved by the Company’s Board at the closing of the Virtuoso Business Combination. The grant is in the form of 4,697,511 restricted share units (“RSUs”) (that settle for common shares), which is equal to 5% of the number of the common shares outstanding as of the closing of the Virtuoso Business Combination. The RSUs will vest if the price of the Company’s common shares as quoted on the NASDAQ equals or exceeds $50.00 on any twenty trading days in any thirty-trading day period (the “Share Price Condition”) between November 18, 2026 and November 18, 2031. Under the RSU award agreement between the Company and Mr. Barlow, dated July 15, 2022, if the Share Price Condition is satisfied on or before November 17, 2026, the RSUs will lapse and Mr. Barlow may exchange the 1,000 Class B Ordinary shares he holds in Wejo Limited for 4,697,511 common shares of the Company under that certain Subscription Agreement Relating to B Ordinary Shares in the Capital of Wejo Limited by and among the Company, Mr. Barlow, and Wejo Limited, dated July 15, 2022.

Market-based RSU transactions during the three months ended March 31, 2023 are summarized as follows:

	Number of Units Outstanding	Weighted Average Fair Value Per Unit
Unvested at December 31, 2022	4,697,511	$0.20
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2023	4,697,511	$0.20

As of March 31, 2023, there was $8.0 million of unrecognized compensation expense related to unvested RSUs and market-based RSUs, which is expected to be recognized over a weighted-average period of 2.5 years. Of the total $8.0 million of unrecognized compensation expense, $7.2 million relates to RSUs and $0.8 million relates to market-based RSUs.

Share-based payments are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative[2]	$1,392	$1,017
Sales and marketing	218	36
Technology and development[1]	85	(57)
Cost of revenue	16	—
Total	$1,711	$996
1 Share-based payments for the three months ended March 31, 2022 is reflective of the effect of forfeitures.
2 Excludes share-based payment related to MAP Service Agreement for the three months ended March 31, 2023 (see Note 3) but includes the accrued board share-based expense. The cost is recognized within General and administrative expenses on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

17. Restructuring Costs

On March 22, 2023, the Company’s Board of Directors approved a plan to reduce the workforce by approximately 40 employees, representing approximately 16% of the Company’s total current global workforce. This decision was based on cost-reduction initiatives intended to reduce operating expenses, focus on revenue growth opportunities, and target cash flow positive operations prior to the end of the first half of 2024. Cost reductions include a reduction in the workforce, elimination of non-revenue projects, and reductions in expenditures by negotiations with vendors in areas such as data acquisition, cloud costs, license fees for software, legal and professional fees, insurance and other costs.

The Company incurred $2.4 million of restructuring charges during the first quarter of 2023 comprised of $0.8 million related to personnel costs and $1.6 million related to contracts that the Company has ceased use of. The charges were recorded in the Restructuring costs line item of the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company expects to incur an additional $0.2 million of personnel costs in the second quarter of 2023. The Company expects that the reduction in force will be substantially complete in the third quarter of 2023.

The following table summarizes the charges related to the restructuring activities as of March 31, 2023. There were no restructuring expenses during the year ended December 31, 2022:

(in thousands)	Three Months Ended March 31, 2023

Accrued Restructuring Costs as of December 31, 2022	$—
Personnel Costs	764
Contract Costs	1,621
Less: Payments	(102)
Accrued Restructuring Costs as of March 31, 2023	$2,283

18. Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(30,998)	$(40,342)
Net loss attributable to common shareholders - basic and diluted	$(30,998)	$(40,342)
Denominator:
Weighted-average number of common shares used in net loss per share - basic and diluted	109,681,972	94,300,245
Net loss per share - basic and diluted	$(0.28)	$(0.43)

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

	Three Months Ended March 31,
	2023	2022
Public Warrants to purchase common shares	11,500,000	11,500,000
Exchangeable Right liability	6,600,000	6,600,000
Earn-out shares	6,000,000	6,000,000
Restricted share units[1]	11,088,236	3,288,257
Options to purchase common shares	1,965,906	1,724,777
MAP Restricted Share Award[2]	146,818	—
Warrants to purchase common shares related to July 2022 PIPE	3,776,380	—
Common shares to be issued related to Secured Convertible Note	12,449,734	—
Warrants to purchase common shares related to GM Securities Purchase Agreement	1,190,476	—
Total[3]	54,717,550	29,113,034
1 Includes 6,390,725 restricted share units and 4,697,511 market-based restricted share units.
2 Represents 146,818 unvested RSAs.
3 Warrants included in the Second Lien Securities Purchase Agreement and Unsecured Note Offering are excluded from the Company’s dilutive securities as they have not yet been issued.
19. Leases

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

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company has no material finance leases. As part of management’s measurable actions taken to significantly reduce expenses, the Company exercised its option to terminate its Manchester office lease on June 29, 2023, effective December 29, 2022. In addition, the Company also leases office space in Michigan and Chester, UK, which are monthly commitments.

The modification of the Manchester office lease was not accounted for as a separate contract under ASC 842, did not have any impact on the allocation of lease and non-lease components and did not result in a change in the classification of the lease; however, it did reduce the Operating lease right-of-use asset by $2.1 million, the Current portion of operating lease liability by $0.4 million and the Long-term operating lease liability by $1.8 million as of December 31, 2022.

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

Leased Facilities

On January 18, 2023, the Company terminated the Wigan lease effective April 26, 2023. The modification of the lease term was deemed immaterial. As of March 31, 2023, there are no remaining lease payments.

As of March 31, 2023, the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the unaudited Condensed Consolidated Balance Sheets by calculating the present value of lease payments, at the Company’s weighted average discount rate based on the incremental borrowing rate of 11%, over the 0.3 years weighted average remaining lease term.

For each of the three months ended March 31, 2023 and 2022, total lease expense of the Company’s leased facilities was $0.2 million and was included on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company does not have any leases that have not yet commenced which are material.

Future minimum lease payments are as follows (in thousands):

Year Ended December 31,
2023	$210
Total minimum lease payments[1]	210
Less: Imputed interest	(2)
Present value of lease liability	$208
1 There are no remaining future minimum lease payments beyond 2023.

20. Commitments and Contingencies

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

On April 1, 2021, Arma, filed a lawsuit against the Company in the Royal Courts of Justice, London, England, under Claim Number CL 2021-00201 (the “Lawsuit”) and amended the claim on December 23, 2021. In the lawsuit, Arma claim a declaration from the Court that Arma is entitled to remuneration arising from the Virtuoso Business Combination, and certain fundraising events that occurred during 2021 and 2020.

On March 3, 2023, the Company and Arma entered into that certain Deed of Settlement (the “Settlement Agreement”) under which the parties resolved the Lawsuit. Under the Settlement Agreement, (i) Legacy Wejo has agreed to pay Arma $3.25 million (inclusive of all costs and interest and resolving any future claims) in various installments over a 28-month period commencing on April 3, 2023, subject to acceleration and adjustment of the payment schedule based on the achievement by the Company of certain qualifying financing transactions, and (ii) the parties agreed to jointly seek a stay of the Lawsuit except for the purpose of carrying out the terms of the Settlement Agreement, with the understanding that such proceedings may be reinstated if any terms of the Settlement Agreement are breached. The Company has accrued approximately $1.4 million in Accrued expenses and other current liabilities and $1.8 million in Other non-current liability on the audited Consolidated Balance Sheets as of December 31, 2022 for the settlement. As of March 31, 2023, the Company has accrued approximately $1.7 million in Accrued expenses and other current liabilities and $1.5 million in Other non-current liability on the unaudited Condensed Consolidated Balance Sheets.

The second installment under the Settlement Agreement in the amount of $200,000 was due on May 3, 2023. The Company did not make this payment on the due date, and is working to raise sufficient financing as described in Note 1 to cure such missed payment.

The Company does not believe there are any other pending legal proceedings that will have a material impact on the Company’s unaudited condensed consolidated financial statements and did not have contingency reserves established for any liabilities as of March 31, 2023 and December 31, 2022.

21. Related Party Transactions

General Motors

The Company is party to a (i) Data Sharing Agreement, dated December 21, 2018 (see Note 9), and (ii) Securities Purchase Agreement, dated December 16, 2022 (see Note 12), with GM. As of March 31, 2023, GM holds approximately 19.99% of the Company’s equity.

Pursuant to the terms of the Data Sharing Agreement, the Company and GM share fees with respect to data licenses that support the opportunities for licensing of connected vehicle data. During the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million and $1.0 million, respectively, as a reduction to revenue, net and $2.5 million and nil, respectively, as Cost of revenue on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for revenue sharing amounts owed to GM.

On December 16, 2022, the Company entered into a Securities Purchase Agreement with GM under which it issued and sold to GM the SCN in the aggregate principal amount of $10.0 million, and the GM Warrants to acquire up to an aggregate amount of 1,190,476 common shares at an exercise price of $0.75112 per common share. The Company received $9.5 million of proceeds from GM associated with the transaction. The SCN accrues compounding interest at the rate of 5.0% per annum in arrears semi-annually until maturity date of December 16, 2023. During the three months ended March 31, 2023 and 2022, the interest expense for the Secured Convertible Note was $0.1 million and nil, respectively.

As of March 31, 2023 and December 31, 2022, the Company had $2.4 million and $1.0 million, respectively, recorded to Accounts payable on the unaudited Condensed Consolidated Balance Sheets for amounts owed to GM. As of March 31, 2023 and December 31, 2022, the Company had $4.6 million and $1.4 million, respectively, recorded to Accrued expenses and the other current liabilities on the unaudited Condensed Consolidated Balance Sheets for amounts owed to GM.

Chairman of the Board of Directors

The Chairman of the Company’s Board of Directors also serves as a non-employee director of two other companies. The Company and one of the other companies entered into two service agreements dated February 12, 2020 and December 1, 2020 under which the other company agreed to provide certain consulting and related services to the Company, which services were not provided by the Chairman. Pursuant to the terms of the agreement, the Company recorded nil and $0.1 million. respectively, in expenses during the three months ended March 31, 2023 and 2022, respectively, for professional services rendered by the other company.

On March 21, 2023, the Company issued and sold the Unsecured Note in the aggregate principal amount of $2.0 million to the Chairman of its Board of Directors (see Note 3).

Managing Member of Virtuoso Sponsor LLC

The Company engaged Jeffrey Warshaw under the Introducer Agreement, dated February 1, 2022 (the “Introducer Agreement”), to introduce the Company to CFPI and its affiliates and arrange the CFPI Stock Purchase Agreement for the Company (see Note 3). Mr. Warshaw is the managing member of Virtuoso Sponsor LLC, a former holder of over 5.0% of the Company’s common shares. In exchange for Mr. Warshaw’s services under the Introducer Agreement, upon the execution of the CFPI Stock Purchase Agreement, the Company paid Mr. Warshaw a fee (the “Introducer Fee”) equal to $1.9 million (1.85% of the face amount of the committed equity facility secured by the Company under the CFPI Stock Purchase Agreement) during the three months ended March 31, 2022, which was recorded within General and administrative expenses in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Chief Executive Officer

The Chief Executive Officer of the Company currently holds more than 5.0% of the Company’s equity. On February 23, 2023 and March 20, 2023, the Chief Executive Officer made short-term interest free loans totaling $0.5 million to the Company for general working capital purposes; the loans were each repaid in full in 7 days and as such incurred no interest on March 1, 2023 and March 27, 2023, respectively.

22. Subsequent Events

Second and Third Amendments to Second Lien Note

On April 17, 2023, the Company and the Second Lien Noteholder entered into the Second Amendment under which the parties agreed to (a) further extend the maturity date under the Second Lien Notes to May 1, 2023, subject to a further extension of the maturity date to May 15, 2023 if the payment set forth in (c)(ii) below is timely made, (b) an extension fee in the amount of $310,346.07, representing 10% of the principal amount of the Second Lien Note following the payment set forth in section (c)(i) below, (c) payment by the Company of the Principal of the Second Lien Note (subject always to the terms of the Deed of Priority (as defined in the Second Lien SPA)) as follows: (i) on or prior to the first business day following the effective date of the Second Amendment, in an amount equal to $1,000,000, (ii) on or prior to May 1, 2023, in an amount equal to $2,000,000 and (iii) if the payment referred to in (c)(ii) above is timely made, on or prior to May 15, 2023, all remaining outstanding Principal plus all other amounts due to the Second Lien Holder under the Second Lien Note. If the payment referred to in (c)(ii) above is not timely made, all remaining outstanding Principal and all other amounts due to the Second Lien Holder under the Second Lien Note shall be due on May 1, 2023 (subject to the terms of Deed of Priority).

On May 17, 2023, the Company and the Second Lien Noteholder executed the Third Amendment under which they agreed, in exchange for an extension fee in the amount of $100,000, that (i) May 3 Notices were not delivered as required under the Second Lien Note to declare an event of default or demand immediate payment under the Second Lien Note, (ii) the Notice of Intent was properly delivered under the Second Lien Note, (iii) the Second Lien Noteholder may provide the Company with a Demand Notice after May 19, 2023, at which time the Company will be in default under the Note and the “Demand Payment Date” and “Maturity Date” of the Second Lien Note will be the next business day after delivery of the Demand Notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in the Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Business Overview

We were originally formed as Wejo Limited, a private limited liability company incorporated under the laws of England and Wales, on December 13, 2013. From our formation until 2018, we tested proof of concept and implemented OEM engagement activities to assess and build the case for connected vehicle data business and to create our capabilities to process data using data sources such as vehicle plug-in devices.

Wejo Group Limited was incorporated under the laws of Bermuda on May 21, 2021 for the purpose of effectuating the Virtuoso Business Combination contemplated by that certain Agreement and Plan of Merger, dated as of May 28, 2021, by and among Virtuoso, the Merger Sub, Wejo Bermuda and Legacy Wejo, described herein and becoming the parent company of the combined business following the consummation of the business combination with Virtuoso, a blank check company incorporated on August 25, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On May 28, 2021, Wejo Group Limited, Virtuoso, Merger Sub, Wejo Bermuda and the Accounting Predecessor entered into the Agreement and Plan of Merger to effectuate the Virtuoso Business Combination, which was completed on November 18, 2021.

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

Based on both external and internal research completed by our management, we expect that connected vehicles will make up 44% of all vehicles in 2030. This is a greater than three-fold gain, increasing from 196 million connected vehicles in 2020 to approximately 600 million connected vehicles in 2030. As of March 31, 2023, Wejo had 22.4 million monetizable vehicles on the Neural Edge platform from currently onboarded OEMs, a 33% increase over the prior year. Of these monetizable vehicles, 14.7 million were active on our Neural Edge platform within the last six months of which we ingested and standardized their related data, tracking over 87.7 million journeys and 19.4 billion data points a day, primarily in the United States. Based on existing OEM, automotive suppliers (Tier 1) and distributor (automotive dealer) relationships, we expect that near real time live streaming vehicles on our platform will increase to 124 million connected vehicles by 2030. Wejo data, insights, and solutions enable customers, including, among others, departments of transportation, retailers, construction firms and research departments to unlock unique insights about vehicle journeys, city infrastructures, electric vehicle (“EV”) usage, road safety and more.

In addition to the strength of our intellectual property, as of March 31, 2023, we had relationships with 28 OEMs, Tier 1, and fleet providers of connected vehicle data components. The OEMs on our platform provide the unique data sets that we ingest regularly in Wejo Neural Edge 24 hours a day. To date, no industry standard for connected vehicle data exists. This is where Wejo technology has a singular leadership position in the market, and by creating that standard, we will enable future product developments such as vehicle-to-vehicle communications, pay-as-you-drive insurance, automated breakdown recovery, predictive maintenance and touchless pay-by-car commerce for parking, retail and more.

We are also working with the OEMs, Tier 1s, and Fleet providers to provide Wejo Software & Cloud Solutions (comprised of platforms as a service, data processing capabilities, customer privacy management or business insights derived from connected vehicle data). Data For Good™: from our inception, this mantra has captured our values that connected vehicle data will reduce emissions, make roads safer and create positive driver experiences. Our foundation is built upon a total commitment to data privacy and security, including compliance with regulations including GDPR and CCPA. We plan to leverage our leading position in North America and continue expansion into Europe, Asia and the rest of the world. We continue to evolve, scaling past data traffic management solutions into a host of new compelling proprietary offerings and fields of use. As the business progresses, we expect an increasing level of subscription and licensing revenue to be generated by Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions.

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

Wejo is expanding our customer base in multiple ways. Wejo Marketplace Data Solutions will expand from one product line to eight product lines over the years, and the number of market verticals to which we will sell these solutions will expand significantly as we rollout new product lines. We are expanding our base on larger enterprise customers in both Wejo Marketplace Data Solutions and Wejo Software & Cloud Solutions. This customer base expansion can be seen in 2023 through our reported Revenue, net and the following metrics (as projected by management and all are as of March 31, 2023):

•Revenue, net increased to $3.9 million, or 580%, compared to the prior period.
•Total Contract Value increased by $15.4 million, or 57%, to $42.4 million, compared to the prior year. Of this amount, unrecognized total contract value is $15.5 million.1
•Gross Bookings of customers decreased to $3.3 million, or 48%, compared to the prior period.1
     ______________________
1 These key metrics are not considered in conformity with U.S. GAAP. We and our management believe that these key metrics are useful to investors in measuring our comparable results period-over-period.

We define Total Contract Value (“TCV”) as the projected value of all contracts we have ever signed to-date with our customers. The $15.4 million increase in TCV as compared to the prior year, speaks to our ability to close deals and secure additional contracts. The increase in contracts represents the potential for an increase in revenue. Unrecognized total contract value represents estimated total contract value minus the amount of revenue recognized to-date before any revenue share payments to OEMs.

We define Gross Bookings as the total projected value of contracts signed in the relevant period, excluding taxes and renewal options available to customers in future periods. The decrease to $3.3 million in Gross Bookings as compared to the prior year was due to a large deal of $3.0 million being closed in the first quarter of 2022. Excluding this deal, the overall Gross Bookings remained relatively consistent year over year.

Notably, as Wejo offers new visualization tools and software solutions to our customers in multiple market verticals, we are migrating our revenue towards a stronger base of recurring revenue. As of March 31, 2023, Wejo had Annual Recurring Revenue (“ARR”) of $10.0 million, up from $4.5 million as of March 31, 2022, an increase of $5.5 million. We calculate ARR by taking the gross Monthly Recurring Revenue (“MRR”) for the last month of the reporting period and multiplying it by twelve months. MRR for each month is calculated by aggregating revenue from customers with contracts with more than four months in duration and includes recurring software licenses, data licenses, and subscription agreements.

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

We are expanding our revenue base and at the same time expanding our base of monetizable connected vehicles. As of March 31, 2023, Wejo had 22.4 million monetizable vehicles on the Wejo Neural Edge platform from currently onboarded OEMs, a 33% increase over the prior three months ended March 31, 2022. Of these monetizable vehicles, 14.7 million vehicles were active on our Wejo Neural Edge platform. Annualized Gross Bookings per average monetizable connected vehicle in the three months ended March 31, 2023 was 1.12 per vehicle on a rolling four quarter basis, down 5% from 1.18 in the three months ended March 31, 2022. We expect Gross Bookings per vehicle to expand as we roll out new product lines to multiple market verticals in the Wejo Marketplace Data Solutions and customers in Wejo Software & Cloud Solutions.

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

Loss on issuance of Second Lien Securities Purchase Agreement

We entered into the Second Lien SPA in February 2023 where we issued and sold to an investor a secured non-convertible note and a warrant to acquire common shares. Under the transaction, the initial fair value of the Second Lien SPA was greater than the amount of proceeds. We recognized the loss on issuance as the difference between the initial fair value of the Second Lien SPA and proceeds within Other expense, net.

Loss on issuance of Unsecured Note Offering

We entered into the Unsecured Note Offering in March 2023 where we issued and sold to the Chairman of our Board of Directors, an Unsecured Note and a Unsecured Note Warrant upon the occurrence of a Subsequent Financing. Under the transaction, the initial fair value of the Unsecured Note Offering was greater than the amount of proceeds. We recognized the loss on issuance as the difference between the initial fair value of the Unsecured Note Offering and proceeds within Other expense, net.

Loss on Fair Value of Second Lien Securities Purchase Agreement

We classified the Second Lien Note as a current liability and the Second Lien Warrant as a non-current liability on the unaudited Condensed Consolidated Balance Sheets with changes in fair value reflected within Other expense, net at each reporting period.

Gain on Fair Value of Unsecured Note Offering

We classified the Unsecured Note as a current liability and the Unsecured Note Warrant as a non-current liability on the unaudited Condensed Consolidated Balance Sheets with changes in fair value reflected within Other expense, net at each reporting period.

Gain on Fair Value of Public Warrant Liabilities

We have an aggregate of 11,500,000 Public Warrants we assumed as part of the Virtuoso Business Combination. We classify the warrants as a liability on our unaudited Condensed Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the public warrant liability within Other expense, net in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and will continue to do so until the warrants are exercised, expire or qualify for equity classification.

Loss on Fair Value of Forward Purchase Agreement

On November 10, 2021, Apollo entered into an agreement, on a several and not joint basis, with us the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction. We account for the Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40, under which the Forward Purchase Agreement does not meet the criteria for equity treatment and must be recorded as an asset. Accordingly, we classify the Forward Purchase Agreement as a current asset on our unaudited Condensed Consolidated Balance Sheets with changes in fair value reflected within Other expense, net at each reporting period.

Loss on Fair Value of GM Securities Purchase Agreement

We classified the SCN as a current liability and the GM Warrants as a non-current liability on the unaudited Condensed Consolidated Balance Sheets with changes in fair value reflected within Other expense, net at each reporting period.

Gain on Fair Value of Exchangeable Right Liability

We have an aggregate of 6,600,000 Exchangeable Rights we assumed as part of the Virtuoso Business Combination. We classify the Exchangeable Right as a liability on our unaudited Condensed Consolidated Balance Sheets and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the exchangeable right liability within Other expense, net. We will continue to recognize changes in the fair value of the exchangeable right liability until they are exercised, expire or qualify for equity classification.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue, net	$3,860	$568	$3,292	580%
Costs and operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,224	1,317	2,907	221%
Technology and development	9,709	7,297	2,412	33%
Sales and marketing	4,441	5,214	(773)	(15)%
General and administrative	10,483	17,729	(7,246)	(41)%
Depreciation and amortization	909	1,098	(189)	(17)%
Restructuring Costs	2,385	—	2,385	100%
Total costs and operating expenses	32,151	32,655	(504)	(2)%
Loss from operations	(28,291)	(32,087)	3,796	(12)%
Interest expense	(1,490)	(1,243)	(247)	20%
Other expense, net	(1,179)	(6,916)	5,737	(83)%
Loss before taxation	(30,960)	(40,246)	9,286	(23)%
Income tax expense	(38)	(96)	58	(60)%
Net loss	$(30,998)	$(40,342)	$9,344	(23)%

Revenue, net

In the first quarter of 2023, Revenue, net increased by $3.3 million, or 580%, driven by strong growth in the Traffic Management product line of the Wejo Marketplace Data Solutions, which was as a result of a 460% increase in the average revenue, net per revenue generating customer (due to the completion of a signiﬁcant deliverable to one customer) and a 38% year-over-year increase in the number of customers.

Cost of Revenue (exclusive of depreciation and amortization)

In the first quarter of 2023, Cost of revenue increased by $2.9 million, or 221%, driven by a $2.5 million increase in revenue share and minimum fees and a $0.4 million increase in data hosting costs, as we increased the number of live vehicles on platform by 25%.

Technology and Development Expenses

In the first quarter of 2023, Technology and development expenses increased by $2.4 million, or 33%, primarily due to a $1.9 million increase in IT expenses, driven by an increase in our accrual for the shortfall on future AWS usage against minimum commitment and increased data storage costs.

Sales and Marketing Expenses

In the first quarter of 2023, Sales and marketing expenses decreased by $0.8 million, or 15%, driven primarily by a decrease of $0.4 million in staff costs as a result of a decrease in average headcount of 28 employees, as well as a $0.6 million decrease in marketing and advertising activities, partially offset by $0.2 million increase in share-based compensation expense.

General and Administrative Expenses

In the first quarter of 2023, General and administrative expenses decreased by $7.2 million, or 41%, driven by $4.9 million of issuance costs incurred in connection with the CFPI Stock Purchase Agreement in the prior period. Additionally, there was a $0.8 million decrease in professional services related to Audit, Accounting, and Legal fees. There was also a $0.8 million decrease in staff costs as a result of a decrease in average headcount of 18 employees.

Depreciation and Amortization

In the first quarter of 2023, Depreciation and amortization remained relatively consistent compared to the first quarter of 2022.

Restructuring Costs

In the first quarter of 2023, we incurred $2.4 million of restructuring charges which comprised of $0.8 million related to personnel costs and $1.6 million related to contracts that the Company has ceased use of. There were no restructuring charges incurred during the first quarter of 2022.

Interest Expense

In the first quarter of 2023, Interest expense remained relatively consistent compared to the first quarter of 2022.

Other expense, net

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Loss on issuance of Second Lien Securities Purchase Agreement	$(2,188)	$—	$(2,188)	(100)%
Loss on issuance of Unsecured Note Offering	(1,182)	—	(1,182)	(100)%
Loss on fair value of Second Lien Securities Purchase Agreement	(418)	—	(418)	(100)%
Gain on fair value of Unsecured Note Offering	4	—	4	100%
Gain on fair value of public warrant liabilities	8	5,933	(5,925)	(100)%
Loss on fair value of Forward Purchase Agreement	(140)	(16,704)	16,564	(99)%
Loss on fair value of GM Securities Purchase Agreement	(157)	—	(157)	(100)%
Gain on fair value of Exchangeable Right liability	37	6,980	(6,943)	(99)%
Other, net[1]	2,857	(3,125)	5,982	(191)%
Other expense, net	$(1,179)	$(6,916)	$5,737	(83)%
______________________
1 Substantially all of the activity for 2023 and 2022 is related to foreign exchange translation.

Loss on Issuance of Second Lien Securities Purchase Agreement

In February 2023, we entered into the Second Lien Securities Purchase Agreement with an initial fair value of $5.7 million, which was more than the amount of proceeds received of $3.5 million. We recognized the loss on issuance of $2.2 million related to the issuance within Other expense, net.

Loss on Issuance of Unsecured Note Offering

In March 2023, we entered into the Unsecured Note Offering with an initial fair value of $3.2 million, which was more than the amount of proceeds received of $2.0 million. We recognized the loss on issuance of $1.2 million related to the issuance within Other expense, net.

Loss on Fair Value of Second Lien Securities Purchase Agreement

In the first quarter of 2023, we recognized a $0.4 million loss on the fair value of the Second Lien Securities Purchase Agreement within Other expense, net due to an increase in the estimated market yield.

Gain on Fair Value of Unsecured Note Offering

In the first quarter of 2023, the fair value of the Unsecured Note Offering remained relatively consistent compared to the issuance date.

Gain on Fair Value of Public Warrant Liabilities

In the first quarter of 2023, the fair value of the public warrant liabilities remained relatively consistent compared to December 31, 2022. In the first quarter of 2022, we recognized a $5.9 million gain on the fair value of the public warrant liabilities which is due to the warrant liabilities’ quoted price decreasing from $1.10 per share as of December 31, 2021 to $0.58 per share as of March 31, 2022.

Loss on Fair Value of Forward Purchase Agreement

In the first quarter of 2023, we recognized a $0.1 million loss on the fair value of the Forward Purchase Agreement within Other expense, net due to the decrease in the fair value of our common shares between December 31, 2022 and March 31, 2023. In the first quarter of 2022, we recognized a $16.7 million loss on the fair value of the Forward Purchase Agreement due to the decrease in the fair value of our common shares between December 31, 2021 and March 31, 2022.

Loss on Fair Value of the GM Securities Purchase Agreement

In the first quarter of 2023, we recognized a $0.2 million loss on the fair value of the GM Securities Purchase Agreement within Other expense, net due to the fair value of the underlying shares increasing.

Gain on Fair Value of Exchangeable Right Liability

In the first quarter of 2023, the fair value of the exchangeable right liability remained relatively consistent compared to December 31, 2022. In the first quarter of 2022, we recognized a $7.0 million gain on the fair value of the exchangeable right liability, due to the value decreasing from $1.69 per share as of December 31, 2021 to $0.63 per share as of March 31, 2022.

Other, net

In the first quarter of 2023, Other, net increased by $6.0 million due to favorable exchange rate movements related to assets and liabilities denominated in foreign currencies.

Income Tax Expense

In the first quarter of 2023, Income tax expense remained relatively consistent compared to the first quarter of 2022.

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP measure, as Loss from operations excluding: (1) share-based payments to employees and third party vendors; (2) depreciation of equipment and amortization of intangible assets; (3) transaction-related bonuses costs, and (4) restructuring charges. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses. Adjusted EBITDA should not be considered in isolation or as a substitute for net loss or other income statement data prepared in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(30,998)	$(40,342)
Income tax expense	38	96
Loss before taxation	(30,960)	(40,246)
Interest expense	1,490	1,243
Other expense, net	1,179	6,916
Loss from operations	(28,291)	(32,087)
Add:
Depreciation and amortization	909	1,098
Transaction-related costs	466	4,801
Restructuring charges	2,385	—
Share-based payments	1,811	996
Adjusted EBITDA	$(22,720)	$(25,192)

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
.
•Transaction-related costs: consist of expenses primarily related to financing or merger-related activities including legal, advisory and other fund raising and professional services costs, as well as certain employment-related costs that are required to be expensed under U.S. GAAP. These costs are excluded from our assessment of performance because they are considered non-operational in nature and therefore are not indicative of current or future performance or the ongoing cost of doing business.

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

•Restructuring charges: may consist of expense associated with implementing strategic workforce reductions, streamlining operations, and terminating certain non-core agreements. These costs are excluded from our assessment of performance because they are considered non-operational in nature and therefore are not indicative of current or future performance or the ongoing cost of doing business. The impact of these charges had no impact on our quarterly or full-year results reported for any such periods in 2022. For 2023 and beyond, management believes that excluding restructuring charges from Adjusted EBITDA will more accurately present the Company’s actual cash usage.

Financial Condition

(in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Total assets	$22,580	$31,133	$(8,553)	(27)%
Total liabilities	$123,393	$99,896	$23,497	24%
Total shareholders’ (deficit) equity	$(100,813)	$(68,763)	$(32,050)	47%

Total assets decreased by $8.6 million, or 27%, primarily due to a $7.8 million decrease in cash driven by our operating cash flow needs.

Total liabilities increased by $23.5 million, or 24%. primarily due to $6.6 million increase in Accounts Payable as a result of an increase in days payable outstanding and a $7.6 million increase in Accrued Expenses and other current liabilities as a result of an increase in employee-related accruals and an increase in data costs driven by an increase in our revenue.

Total shareholders’ (deficit) equity decreased by $32.1 million, or 47%, primarily due to a $31.0 million increase in the Accumulated deficit as a result of our Net loss.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant operating losses since our formation, and consequently, we will need significant additional capital to fund our operations for the next twelve months, which we may obtain through the sale of equity, debt financings, or other capital sources. Prior to the closing of the Virtuoso Business Combination on November 18, 2021, we received gross proceeds of $175.8 million through sales of equity, ASAs, convertible loan notes and debt financings. In 2021, we issued Secured Loan Notes (as defined in Note 13 to the accompanying unaudited condensed consolidated financial statements) with a principal amount of $39.0 million.

On November 18, 2021, we completed the Virtuoso Business Combination, which raised $206.8 million, consisting of $230.0 million cash received in the trust and $0.4 million of cash received in the operating accounts, less redemptions of $132.8 million and transaction fees paid by Virtuoso of $19.3 million, and $128.5 million, through a PIPE investment. After Wejo incurred transaction costs of $30.0 million, of which $22.3 million was included in Additional Paid in Capital with the remaining $7.7 million being recorded in General and administrative expenses, net proceeds were $176.9 million. The proceeds were offset by a payment of $75.0 million from us to Apollo as stipulated in the FPA. For the three months ended March 31, 2023, pursuant to the FPA, 2,051,830 common shares were sold at a weighted average price of $0.39 which generated aggregate proceeds of $0.8 million. As of March 31, 2023 and December 31, 2022, there were 3,533,753 and 5,585,583 total outstanding shares available, respectively.

We have spent significant effort in 2022 and the first quarter of 2023 identifying and optimizing alternative capital pathways to fund operations for the long-term, culminating with the raising over $38.0 million of bridge capital over that period through the following transactions, among others: (i) the CFPI Stock Purchase Agreement; (ii) the July 2022 PIPE; (iii) the Apollo FPA; (iv) the GM Securities Purchase Agreement; (v) the Second Lien SPA; and (vi) a $2.0 million short-term Unsecured Note from the Company’s Chairman, Tim Lee.

As of March 31, 2023, we had cash of $0.8 million, the majority of which was held outside the United States; however, at this time, we do not have the capital we need to fully fund our operations in the short-term and need to raise capital in the next few days to avoid a default on our loan facilities.

Nevertheless, revenue is continuing to grow, and we have taken measurable actions to significantly reduce expenses against the 2023 operating plan, prioritizing growth in the traffic, insurance and audience measurement marketplaces, and delivering

SaaS solutions for the automotive industry because of their near-term revenue opportunity. We are continuing to look at further measures to reduce cash burn from expenses, while continuing to grow revenue at rates in the range of 200% to 300% per year. Management believes that a combination of strong and disciplined expense management, rapid revenue growth and outside capital are necessary steps in the long-term capital strategy of Wejo.

If we can manage the short term liquidity and raise financing to satisfy our immediate debt service obligations, our long-term plans have not changed other than the timing of certain product launches as we have made choices to target monthly cash flow breakeven in mid-2024. Cost reductions include a reduction in our workforce, elimination of non-revenue projects, and reductions in expenditures by negotiations with vendors in areas such as data acquisition, cloud costs, license fees for software, legal and professional fees, insurance and other costs. On March 22, 2023, our Board of Directors approved a plan to reduce our workforce by approximately 40 employees, representing approximately 16% of our total current global workforce. This decision was based on cost-reduction initiatives intended to reduce operating expenses, focus on revenue growth opportunities, and target cash flow positive operations prior to the end of the first half of 2024. We incurred $2.4 million of restructuring charges during the first quarter of 2023 comprised of $0.8 million related to personnel costs and $1.6 million related to contracts that we have ceased use of. We expect to incur an additional $0.2 million of personnel costs in the second quarter of 2023 and the reduction in force will be substantially complete in the third quarter of 2023, subject to local law and consultation requirements. The payments we expect to make are subject to assumptions, including local law requirements, and actual charges may differ from the estimate disclosed above. In the aggregate, we currently expect the reduction in force to result in approximately $9.0 million in annualized cash operating expense savings.

As a part of our efforts to reduce cash burn until we are able to generate positive operating cash flows, we are in discussions with key vendors to allow us to pay for services with our common shares in lieu of cash for some or all of the amounts owed. This partial payment in common shares, and any modification of the timing for such payments, would help us to manage our cash obligations while we complete the capital raising initiatives discussed below or that otherwise may be available to us.

As of March 31, 2023, we have one ongoing source of funding through the FPA as described in Note 6 to the accompanying unaudited condensed consolidated financial statements. Funding under the FPA is driven by the future price and volume of our common shares, which will likely limit the timing and actual level of funds that can be raised. In addition, the window in which we can utilize the FPA may be restricted during “black-out periods” under our insider trading policy and if it is in possession of material non-public information. The FPA expires in November 2023 and approximately 3.5 million shares remain to be sold thereunder.

In furtherance of our long-term capital strategy, on January 10, 2023, we announced that we entered into the TKB Business Combination Agreement as a result of which, at the closing of the transaction, we expect to acquire approximately $57.0 million in cash TKB has retained in trust, less any further redemptions by TKB shareholders in connection with the vote to approve the transaction. The goal of this business combination, combined with a PIPE financing, is to raise enough capital to provide us with the capital required through to cash flow breakeven, which is expected to occur by mid-2024, assuming revenue growth and expense reduction targets are met. As part of this long-term capital strategy, we have been reaching out to strategic, institutional and other investors to fund a PIPE equity financing transaction in connection with the TKB Business Combination from which we are targeting a capital raise of $75.0 million. As of March 31, 2023, we entered into a letter of intent, subject to certain closing and other conditions, with a strategic investor to anchor the PIPE with a potential $20.0 million investment. Through a combination of the closing of the TKB Business Combination and the related PIPE, we hope to raise at least $100.0 million, net of transaction costs, on the closing of those transactions. In arriving at this goal of a $100.0 million total capital raise, we have considered the possibility of additional redemptions from the TKB trust in connection with the vote to approve that transaction.

To provide financing sufficient to sustain operations until the closing of the TKB Business Combination and PIPE transactions, we are working to raise up to $30.0 million (which would be an advance on the targeted $75.0 million PIPE) from investors through the issuance of the Pre-PIPE Convertible Notes. We are in the final stages of an initial closing of $7.0 million in Pre-PIPE Convertible Notes with the strategic investor noted above, which would constitute a portion of its $20.0 million investment. We are also engaged in discussions with strategic and financial investors to raise the remaining $23.0 million in Pre-PIPE Convertible Notes in the next few weeks. We are also working to secure a binding commitment for an unsecured Pre-IP Facility Bridge Loan in the amount of $7.0 million until a senior secured debt transaction can be completed among the parties to refinance the Secured Loan Notes and GM Senior Convertible Note, which may lead to additional funds being raised before the completion of the TKB Business Combination and PIPE transactions. Like the existing senior debt facilities, the new facility will be secured by our intellectual property assets.

On May 17, 2023, we and the Second Lien Noteholder entered into the Third Amendment under which we agreed, in exchange for an extension fee in the amount of $100,000, that (i) the May 3 Notices were not delivered as required under the Second Lien Note to declare an event of default or demand immediate payment under the Second Lien Note, (ii) the Notice of Intent was properly delivered under the Second Lien Note, (iii) the Second Lien Noteholder may provide us with a Demand Notice after May 19, 2023, at which time we will be in default under the Note and the “Demand Payment Date” and “Maturity Date” of the Second Lien Note will be the next business day after delivery of the Demand Notice. Further, interest is due on the Secured Loan Notes on May 22, 2023. Failure to make such payment would be another event of default thereunder. Finally, the Unsecured Note matures on May 22, 2023. While the Company believes that Mr. Lee will agree to extend the maturity date thereunder, failure to do so prior to the maturity date before paying off the Company’s obligations would be an event of default. See Part II, Item 1A. Risk Factors in this report for a discussion of risks associated with a default under one or more of our Secured Notes Facilities or Unsecured Note.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(12,256)	$(23,315)
Net cash used in investing activities	(498)	(807)
Net cash provided by (used in) financing activities	4,902	(2,085)
Effect of exchange rate changes on cash	68	(1,384)
Net decrease in cash	$(7,784)	$(27,591)

Cash Used in Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $12.3 million, primarily resulting from our net loss of $31.0 million, partially offset by movements in our operating assets and liabilities of $13.0 million, driven by a $5.9 million increase in Accounts Payable as a result of an increase in days payable outstanding, and a $7.2 million increase in Accrued expenses and other current liabilities as a result of an increase in employee-related accruals and an increase in data costs driven by an increase in our revenue.

During the three months ended March 31, 2022, net cash used in operating activities was $23.3 million, primarily resulting from our net loss of $40.3 million, which was offset by adjustments for non-cash charges of $14.5 million and net cash provided by changes in our operating assets and liabilities of $2.6 million, driven by an increase of $3.8 million in accounts payable.

Cash Used in Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $0.5 million, driven by capitalized internally developed software costs of $0.3 million.

During the three months ended March 31, 2022, net cash used in investing activities was $0.8 million, primarily driven by our capitalized internally developed software costs of $0.7 million.

Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $4.9 million, driven by $3.5 million proceeds received from the issuance of the Second Lien Securities Purchase Agreement and $2.0 million proceeds received from the issuance of the Unsecured Note Offering.

During the three months ended March 31, 2022, net cash used in financing activities was $2.1 million, as a result of transaction cost payments related to the Virtuoso Business Combination of $2.1 million.

Certain Information Concerning Contractual Obligations

There have been no material changes to the contractual obligations disclosed in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recently issued accounting pronouncements

For information on recently adopted and issued accounting pronouncements, see Note 2 to the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks as disclosed in "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Such controls and procedures cannot provide absolute certainty but can provide reasonable assurance regarding management's control objectives. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are (i) designed to provide such reasonable assurance and (ii) effective at that reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, refer to Note 20 to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the ordinary course of our business. Risk factors relating to us are set forth below and under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following risk factors are in addition to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, which could affect our business, financial condition and results of operations. We may be subject to additional risks and uncertainties that we currently consider immaterial or that are unknown to us but may have a material impact on our business, financial condition and results of operations.

We, as well as our independent registered public accounting firm, have expressed substantial doubt about our ability to continue as a going concern. In the event we are unable to raise sufficient financing to maintain operations, we may be forced into bankruptcy or to cease operations.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2022 and 2021 with respect to substantial doubt over our ability to continue as a going concern. As the Company makes investments to increase the markets and customers it serves, we expect our operating losses to increase until the Company reaches the necessary scale to generate cash profits from operations. During the periods ended March 31, 2023 and December 31, 2022, the Company incurred a loss from operations of $28.3 million and $119.9 million, respectively, and used $12.3 million and $85.5 million of cash in operating activities, respectively. As of March 31, 2023, the Company had cash of $0.8 million, an accumulated deficit of $560.2 million, and the Company’s current liabilities exceeded its current assets by $66.4 million. Subsequent to March 31, 2023, the Company's current liabilities have continued to increase as it continues to operate and reflecting the current liquidity constraints. Despite increasing revenue levels as the Company scales, the operating losses are expected to continue as the Company makes investments to develop new products until the Company reaches the necessary scale to generate net cash inflow from operations. Accordingly, the Company has historically relied on private equity and debt to fund operations. There can be no assurance that the Company will be able to (i) obtain additional financing on terms acceptable to us, on a timely basis or at all, (ii) successfully implement necessary expense reduction measures, or (iii) grow our revenues.

As described in detail in Note 1 to the accompanying unaudited condensed consolidated financial statements and in Item 2, Management Discussion and Analysis of this Quarterly Report on Form 10-Q, we have spent significant effort in 2022 and early 2023 identifying and optimizing alternative capital pathways to fund operations in both the short term and longer term. In addition, the Company entered into the TKB Business Combination Agreement and is pursuing a potential PIPE financing transaction because it anticipates those transactions would provide the Company with the capital required through to monthly cash flow breakeven, which is expected to occur by mid-2024, assuming immediate funding can be obtained and revenue and expense reduction targets are met. As part of this long-term capital strategy, the Company has been contacting strategic and other investors to fund a PIPE financing transaction in connection with the TKB Business Combination or otherwise from which it hopes to raise in the range of $50 to $75 million. Between the closing of the TKB Business Combination and a PIPE, the Company hopes to raise at least $100 million net of transaction costs on the closing of those transactions, if they occur. The Company is also in discussions with strategic and financial investors to issue up to $30 million of Pre-PIPE Convertible Notes, $7.0 million of which the Company is in the final stages with respect to an initial closing, to ensure that the Company has sufficient cash to continue its operations through to the consummation of these transactions.

Because the TKB Business Combination is subject to various closing and other conditions, there can be no guarantee that the transaction will close. The Company does not anticipate that the parties can close the TKB Business Combination by the TKB Consummation Deadline. As such, TKB must receive approval from its shareholders for an additional extension of such deadline, the pursuit of which and approval for are both outside of the control of the Company. No legally binding agreements are yet in place for a PIPE financing transaction or any amount of the Pre-PIPE Convertible Notes to continue the Company’s operations through to the closing of those transaction, and therefore there can be no assurances that any of such transactions will close.

The Company’s cash flow forecasts indicate that the business can now only continue to operate for a very short period of time, which at the time of filing is expected to be no more than a few days, without raising new financing. Certain of the Company’s financing plans are outside the Company’s control and may not materialize. During this period, the Company’s Board continues to be mindful of its fiduciary duties in the zone of insolvency and has sought the advice of insolvency experts in the key jurisdictions in which it operates to ensure it remains compliant with those obligations and any applicable regulations. If the Company has exhausted all options and no longer has a reasonable expectation of obtaining sufficient new funding before it defaults under one or more of its Secured Notes Facilities and it no longer retains the support of such creditors, then a filing for bankruptcy or administration would occur. In the event we are unable to raise sufficient capital, our common stock may have no value and investors may lose their entire investment.

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

Due to our receipt of certain notices under our Second Lien Notes, if we don’t repay our outstanding obligations within the time provided, we may default thereunder and cross default under the Secured Convertible Notes and Secured Loan Notes as a result of which loans outstanding under any or all of these instruments may be accelerated, among other things, and our lenders may exercise remedies against the collateral securing our obligations. We may also default under such instruments if we don’t make an interest payment due on the Secured Loan Notes or extend the maturity date of the Unsecured Note.

On May 17, 2023, the Company and the Second Lien Noteholder entered into a Third Amendment under which they agreed, in exchange for an extension fee in the amount of $100,000, that (i) the May 3 notices were not delivered as required under the Second Lien Note to declare an event of default or demand immediate payment under the Second Lien Note, (ii) the Notice of Intent was properly delivered under the Second Lien Note, (iii) the Second Lien Noteholder may provide the Company with a Demand Notice after May 19, 2023, at which time the Company will be in default under the Note and the “Demand Payment Date” and “Maturity Date” of the Second Lien Note will be the next business day after delivery of the Demand Notice.

If the Company does not raise sufficient cash to pay off its obligations under the Second Lien Note prior to the issuance by the Second Lien Noteholder of a Demand Notice, it will be in default under the Second Lien Note, which could cross default to, and cause an acceleration of the Company’s obligations to GM under, the Secured Convertible Note absent a waiver from GM. If we do not obtain a waiver of any cross default and acceleration under the Secured Convertible Note, such default itself may cause a cross default under the Loan Note Instrument under which the Secured Loan Notes.

An interest payment is due on the Secured Loan Notes on May 22, 2023. Failure to make such payment would be another event of default thereunder. In addition, the Unsecured Note matures on May 22, 2023. While the Company believes that Mr. Lee will agree to extend the maturity date thereunder, failure to do so prior to the maturity date before paying off the Company’s obligations would be an event of default.

A default under any or all of the Secured Notes Facilities could give such lenders the right to exercise remedies against the collateral securing our obligations thereunder. In particular, if the lenders under one or more of our Secured Notes Facilities seeks to accelerate our obligations, we currently do not have access to sufficient cash to repay such obligations, which could cause the lenders to seek to enforce their rights against the collateral securing our obligations to them. This could have a material adverse effect on our business and financial condition, including by forcing the Company to take remedial actions such as restructuring or refinancing our debt; seeking additional debt or equity capital; or reducing or delaying our business activities and strategic initiatives, selling assets, or other strategic transactions and/or measures, including obtaining relief through bankruptcy or other insolvency proceedings or ceasing operations. There can be no assurance that any such measures would be successful.

Our business would be adversely affected if we are unable to service our secured and unsecured debt obligations and there are limitations on our ability to raise debt or equity capital.

We have incurred substantial indebtedness under the Secured Notes Facilities and the Unsecured Note. Our ability to pay interest and principal when due and comply with debt covenants will depend upon, among other things, our ability to raise capital, sales and cash flow levels and other factors that affect our future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond our control. Given the current economic environment, and ongoing challenges to our business, we may be unable to service our debt obligations or comply with the other terms of each of the Secured Notes Facilities and the Unsecured Note, which would among other things, result in an event of default under one or more of those instruments. Further, interest is due on the Secured Loan Notes on May 22, 2023. Failure to make such payment would be another event of default thereunder.

Our principal sources of our liquidity are funds generated from new financings, operating activities, available cash and cash equivalents, and the various bridge capital and other financing arrangements described in Note 1 to the accompanying unaudited condensed consolidated financial statements and in Item 2, Management Discussion and Analysis of this Quarterly Report on Form 10-Q. We have incurred net losses since our inception as described above, and we will continue to incur net losses in future periods, which will adversely affect our business, financial condition and ability to service our debt obligations, and due to the risks inherent in our operations, our future net losses may be greater than our past net losses. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future financings, future performance, borrowing capacity and credit availability, which cannot at all times be assured. Cash flows from operations and other internal and external sources of liquidity will not be sufficient for our cash requirements. We will need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed would have a material adverse impact on our business and financial position.

As described above, we are in the process of working through certain notices received by the Second Lien Noteholder, which could cause a default thereunder and certain cross defaults, and acceleration of our obligations, under the Secured Convertible Note and the Secured Loan Notes if we receive a Demand Notice. If we cannot resolve the issues raised by those notices under our Secured Notes Facilities and we aren’t able to raise sufficient financing to meet our debt service requirements under those or other debt instruments, we will be forced to take certain remedial actions as described above, including selling assets or obtaining relief through bankruptcy or other insolvency proceedings or ceasing operations. There can be no assurance that any such measures would be successful.

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in the agreements governing our indebtedness, historical business performance, financial projections, the value and sufficiency of collateral, prospects and creditworthiness, external economic conditions and general liquidity in the credit and capital markets. Any additional debt, equity or equity-linked financing may require modification of our existing debt agreements, which there is no assurance would be obtainable. Any additional financing or refinancing could also be extended only at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders. Any ability to raise equity capital or equity-linked capital would require our compliance with the rules of the Nasdaq Stock Market, which among other things limit our ability to sell equity and equity-linked securities in an amount exceeding 20% of our outstanding common shares without meeting certain pricing terms and satisfying certain integration of transaction requirements. We may not be able to satisfy such restrictions or obtaining equity or equity-linked financing on terms that satisfy these restrictions.

Finally, failing to pay our unsecured trade creditors could cause the requisite number of creditors to join together to force the Company into an involuntary bankruptcy proceeding, which would have a material adverse affect on our business and financial position.

The consummation of the TKB Business Combination is contingent upon the satisfaction of a number of conditions, including certain conditions that are outside of our control. As a result, one or more conditions to closing of the TKB Business Combination may not be satisfied and the TKB Business Combination may not be completed.

The consummation of the TKB Business Combination is subject to risks and uncertainties, including, but not limited to, the risks that the conditions to the TKB Business Combination are not satisfied, or if possible, waived, including, among others, (i) approval of the transaction by TKB’s shareholders and Wejo’s shareholders, (ii) approval of an extension of the time to consummate the transaction by TKB’s shareholders (which was approved on January 27, 2023 through to the June 29, 2023 TKB Consummation Deadline), (iii) absence of any adverse law or order promulgated, entered, enforced, enacted or issued by any governmental entity, that prohibits the consummation of the TKB Business Combination or the other transactions contemplated by the TKB Business Combination Agreement, (iv) the newly issued Holdco common shares and warrants of Wejo and TKB assumed by Holdco under the TKB Business Combination Agreement being approved for listing on NASDAQ, subject to official notice of issuance, (v) the Registration Statement on Form S-4 necessary to consummate the TKB Business Combination having become effective, (vi) absence of any pending action by any governmental entity that challenges or seeks to enjoin the TKB Business Combination or the other transactions contemplated by the TKB Business Combination Agreement, (vii) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of the parties contained in the TKB Business Combination Agreement and the compliance by each party with the covenants contained therein, (viii) TKB’s sponsor (“TKB Sponsor”) having delivered to Wejo a counterpart of a registration rights agreement duly executed by the TKB Sponsor, the TKB Sponsor’s members and its or their transferees and the two individuals designated in writing by the Sponsor Director Nominees, (ix) Holdco having delivered to the TKB Sponsor a counterpart of the Registration Rights Agreement duly executed by Holdco; (x) no material adverse effect on Wejo or TKB, (xi) there being, at the closing of the TKB Business Combination Agreement, available cash on hand at Wejo or available cash to be borrowed pursuant to binding contractual commitments from third parties, in such amounts that, together with (A) the net proceeds of amounts in the TKB trust account (net of redemptions and transaction expenses), (B) any irrevocable and binding financing commitments entered into pursuant to the TKB Business Combination Agreement, and (C) any non-binding financing commitments or other sources of income that in the reasonable determination of Wejo or TKB, as applicable, are reasonably expected to be available following the closing, it will be sufficient to fund ordinary course working capital and other general corporate purposes of Wejo in accordance with its mid-term business plan, (xii) Wejo having complied in all material respects with its obligations under the TKB Business Combination Agreement with respect to the issues specifically identified therein, and (xiii) the closing of the transaction having occurred by August 31, 2023.

The Company does not anticipate that the parties can close the TKB Business Combination by the TKB Consummation Deadline. As such, TKB must receive approval from its shareholders of an additional extension of such deadline. This condition to the closing the TKB Business Combination and certain others discussed above are beyond the control of the Company. The Company cannot predict whether and when these other conditions will be satisfied. The Company cannot provide any assurance that the TKB Business Combination will be completed or that there will not be a delay in the completion of the TKB Business Combination. If the TKB Business Combination is not completed as a result of failure by the parties to satisfy any conditions precedent, the Company’s business may each be materially and adversely affected.

Our failure to regain compliance with NASDAQ Listing Rules 5450(a)(1) or 5450(b)(2)(A), or otherwise meet the other continued listing requirements of NASDAQ, in each case could result in a delisting of our securities or we may have to consider applying to transfer to The NASDAQ Capital Market.

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

On May 18, 2023, the Company received written notice from the Staff of NASDAQ notifying the Company that for the preceding 30 consecutive business days, the Company’s common shares did not maintain a minimum Market Value of Listed Securities (“MVLS”), of $50,000,000 (“Minimum MVLS”) as required by NASDAQ Listing Rule 5450(b)(2)(A). The notice has no immediate effect on the listing or trading of the Company’s common shares or public warrants, and those securities will continue to trade on The NASDAQ Global Market under the symbol “WEJO” and “WEJOW” at this time. In accordance with NASDAQ Listing Rule 5810(c)(3)(C), the Company has a grace period of 180 calendar days, or until November 14, 2023, to regain compliance with NASDAQ Listing Rule 5450(b)(2)(A). Compliance can be achieved automatically and without further action if the MVLS of the Company’s stock closes at or above $50,000,000 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case NASDAQ will notify the Company of its compliance and the matter will be closed. If, however, the Company does not achieve compliance with the Minimum MVLS by November 14, 2023, the Company will receive written notification that its securities are subject to delisting. Alternatively, the Company may consider applying to transfer to The NASDAQ Capital Market. The Company is currently considering available options to resolve this listing deficiency and to regain compliance. However, there can be no assurance that the Company will be able to regain compliance with The NASDAQ Global Market listing requirements.

If we fail to regain compliance with NASDAQ Listing Rules 5450(a)(1) or 5450(b)(2)(A) or we fail to satisfy any other continued listing requirements of NASDAQ, such as the corporate governance requirements, NASDAQ may take steps to delist our securities or we may have to consider applying to transfer to The NASDAQ Capital Market. Such a delisting or listing transfer would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NASDAQ minimum share price requirement or prevent future non-compliance with NASDAQ’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, NASDAQ for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NASDAQ or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.
.

Item 5. Other Information

Third Amendment to Second Lien Note

As previously announced, on February 27, 2023, the Company entered into the Second Lien SPA with the Second Lien Noteholder under which it issued the $3,500,000 Second Lien Note (see Note 3 to the accompanying audited consolidated financial statements).

On May 17, 2023, the Company and the Second Lien Noteholder executed the Third Amendment under which they agreed, in exchange for an extension fee in the amount of $100,000, that (i) May 3 Notices were not delivered as required under the Second Lien Note to declare an event of default or demand immediate payment under the Second Lien Note, (ii) the Notice of Intent was properly delivered under the Note, (iii) the Holder may provide the Company with a Demand Notice after May 19, 2023, at which time the Company will be in default under the Note and the “Demand Payment Date” and “Maturity Date” of the Second Lien Note will be the next business day after delivery of the Demand Notice. The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

NASDAQ Notice Regarding Minimum Market Value of Listed Securities

On May 18, 2023, the Company received written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that for the preceding 30 consecutive business days, the Company’s common shares did not maintain a minimum Market Value of Listed Securities (“MVLS”), of $50,000,000 (“Minimum MVLS”) as required by NASDAQ Listing Rule 5450(b)(2)(A). The notice has no immediate effect on the listing or trading of the Company’s common shares or public warrants, and those securities will continue to trade on The NASDAQ Global Market under the symbol “WEJO” and “WEJOW” at this time.
In accordance with NASDAQ Listing Rule 5810(c)(3)(C), the Company has a grace period of 180 calendar days, or until November 14, 2023, to regain compliance with NASDAQ Listing Rule 5450(b)(2)(A). Compliance can be achieved automatically and without further action if the MVLS of the Company’s stock closes at or above $50,000,000 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case NASDAQ will notify the Company of its compliance and the matter will be closed.
If, however, the Company does not achieve compliance with the Minimum MVLS by November 14, 2023, the Company will receive written notification that its securities are subject to delisting. Alternatively, the Company may consider applying to transfer to The NASDAQ Capital Market.

The Company is currently considering available options to resolve this listing deficiency and to regain compliance. However, there can be no assurance that the Company will be able to regain compliance with The NASDAQ Global Market listing requirements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date
2.1	Business Combination Agreement, dated as of January 10, 2023, by and among Wejo Group Limited, Green Merger Subsidiary Limited and TKB Technologies Ltd.	Current Report on Form 8-K/A	January 11, 2023
2.1.1	Amendment One to Business Combination Agreement, dated March 27, 2023, by and between Wejo Group Limited and TKB Critical Technologies 1	Current Report on Form 8-K	March 29, 2023
4.1	Form of Warrant to Purchase Common Shares, to be issued by Wejo Group Limited in favor of Esousa Holdings LLC upon the occurrence of a qualified financing	Annual Report on Form 10-K	April 3, 2023
4.2	Form of Warrant to Purchase Common Shares, to be issued by Wejo Group Limited in favor of Tim Lee upon the occurrence of a qualified financing	Current Report on Form 8-K	March 23, 2023
10.1	Consent Letter and Amendment No. 1 to Secured Convertible Note, dated February 27, 2023, by and between Wejo Group Limited and General Motors Holdings LLC	Current Report on Form 8-K	March 3, 2023
10.2	Form of Sponsor Voting Agreement by and among TKB Sponsor I, LLC, Wejo Group Limited and certain shareholders of TKB Critical Technologies 1	Current Report on Form 8-K/A	January 11, 2023
10.3	Form of Wejo Voting Agreement by and between TKB Critical Technologies 1 and certain shareholders of Wejo Group Limited	Current Report on Form 8-K/A	January 11, 2023
10.4	Securities Purchase Agreement, dated February 27, 2023, by and between Wejo Group Limited and Esousa Holdings LLC	Current Report on Form 8-K	March 3, 2023
10.5	Secured Note, dated February 27, 2023, issued by Wejo Group Limited in favor of Esousa Holdings LLC	Current Report on Form 8-K	March 3, 2023
10.6	First Amendment to Secured Note, dated March 28, 2023, between the Company and Esousa Holdings, LLC	Annual Report on Form 10-K	April 3, 2023
10.7	Second Amendment to Secured Note, dated April 17, 2023, between the Company and Esousa Holdings, LLC	Current Report on Form 8-K	April 20, 2023
10.8†	Third Amendment to Secured Note, dated May 17, 2023, between the Company and Esousa Holdings, LLC
10.9	Deed of Settlement, dated March 3, 2023, by and between Wejo Ltd. and Arma Partners LLP	Current Report on Form 8-K	March 3, 2023
10.10	Unsecured Note, dated March 21, 2023, issued by the Registrant in favor of Tim Lee	Current Report on Form 8-K	March 23, 2023
10.11†	Form of Temporary Retainer Program Share Award Agreement between Wejo Group Limited and Non-Employee Directors pursuant to Wejo Group Limited 2021 Equity Incentive Plan.
31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer required by Rule 13a14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Condensed Consolidated Balance Sheets – March 31, 2023 and December 31, 2022 (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss – Three Months Ended March 31, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Shareholders’ (Deficit) Equity – Three Months Ended March 31, 2023 and 2022 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2023 and 2022 (unaudited) (filed herewith)
104†	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
† Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2023

By: /s/ John T. Maxwell
Name: John T. Maxwell
Title: Chief Financial Officer and Director